Form 10-Q
period 2011-11-30
VITAS GROUP, INC.
filed 2012-02-27
CIK 1522236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-175590

VITAS GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7993 Primary Standard Industrial Classification Code Number	90-0724554 IRS Employer Identification Number

ITALIA #32-81 Y MARIANA DE JESUS QUITO, EC 170102 ECUADOR Tel. 011-59302-6000404 (Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

LARGE ACCELERATED FILER [ ]

ACCELERATED FILER [ ]

NON-ACCELERATED FILER [ ]

SMALLER REPORTING COMPANY [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,500,000 as of February 27, 2012.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1	Financial Statements (Unaudited)	4
	Balance Sheets	4
	Statements of Operations	5
	Statements of Cash Flows	6
	Notes to Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	13
PART II OTHER INFORMATION
Item 1	Legal Proceedings	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3	Defaults Upon Senior Securities	13
Item 4	Submission of Matters to a Vote of Security Holders	13
Item 5	Other Information	14
Item 6	Exhibits	14
	Signatures	14

VITAS GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	NOVEMBER 30, 2011 (UNAUDITED)	MAY 31, 2011 (AUDITED)
Current Assets
Cash and cash equivalents	$ 24	$ 5,000

Total Assets	$ 24	$ 5,000

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	-	1,500
Indebtedness to related party (Note 4)	3,775	2,575

Total Liabilities	3,775	4,075

Stockholder’s Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 2,500,000 shares issued and outstanding (Note 5)	2,500	2,500
Deficit accumulated during the development stage	(6,251)	(1,575)
Total Stockholder’s Equity (Deficit)	(3,751)	925

Total Liabilities and Stockholder’s Equity	$ 24	$ 5,000

See accompanying notes to financial statements.

VITAS GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED NOVEMBER 30, 2011	SIX MONTHS ENDED NOVEMBER 30, 2011	FOR THE PERIOD FROM MAY 13, 2011 (INCEPTION) TO NOVEMBER 30, 2011
REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
General and Administrative Expenses	1,268	4,676	6,251
TOTAL OPERATING EXPENSES	1,268	4,676	6,251
NET LOSS FROM OPERATIONS	(1,268)	(4,676)	(6,251)
PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (1,268)	$ (4,678)	$ (6,251)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,500,000	2,500,000

See accompanying notes to financial statements.

VITAS GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED NOVEMBER 30, 2011	FOR THE PERIOD FROM MAY 13, 2011 (INCEPTION) TO NOVEMBER 30, 2011
OPERATING ACTIVITIES
Net loss for the period	$ (4,676)	$ (6,251)
Accounts Payable	(1,500)
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,176)	(6,251)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	2,500
Indebtedness to related party	1,200	3,775
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,200	6,275

NET INCREASE IN CASH	(4,976)	24
Cash, beginning of period	5,000	0
Cash, end of period	$ 24	$ 24
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements.

VITAS GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2011

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

VITAS GROUP, INC. (the "Company") was incorporated under the laws of the State of Nevada, U.S. on May 13, 2011. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” We are in the business of placing and operating of coin operated boxing machines in Ecuador.

Since inception through November 30, 2011 the Company has not generated any revenue and has accumulated losses of $6,251.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $6,251 as of November 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3– SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a May 31 fiscal year end.

VITAS GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2011

(UNAUDITED)

NOTE 3– SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $24 cash and $-0- cash equivalents as of November 30, 2011.

Income Taxes

We account for income taxes as required by the Income Tax Topic of the FASB ASC, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2011.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

VITAS GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2011

(UNAUDITED)

NOTE 4 –INDEBTEDNESS TO RELATED PARTY

The sole officer/director loaned $3,775 to the Company to pay for incorporation, organization and professional fees.  The amount is due on demand, non-interest bearing and unsecured.  The balance due to sole officer/director was $3,775 as of November 30, 2011.

NOTE 5 – COMMON STOCK

On May 27, 2011, the Company issued 2,500,000 shares of common stock for cash proceeds of $2,500 at $0.001 per share to its sole officer/director. There were 2,500,000 shares of common stock issued and outstanding as of November 30, 2011

NOTE 6– INCOME TAXES

As of November 30, 2011, the Company had net operating loss carry forwards of $6,251 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2011 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

INTRODUCTION

VITAS GROUP, INC. was incorporated in the State of Nevada on May 13, 2011. We are in the business of placing and operating coin operated boxing machines in public venues with high traffic flow in Ecuador. Strength testing amusement machines like ours have been around for many years, and if placed in high traffic location can be high revenue producers. Our machines will be placed in venues such as bars, night clubs, gyms, amusement centers, movie theaters, pool halls, bowling centers and wherever fun and energetic crowds gather.

RESULTS OF OPERATION

We are a development stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

SIX MONTH PERIOD ENDED NOVEMBER 30, 2011 COMPARED TO THE PERIOD FROM INCEPTION (MAY 13, 2011) TO NOVEMBER 30, 2011

Our net loss for the six month period ended November 30, 2011 was $4,676  compared to a net loss of $6,251 during the period from inception (May 13, 2011) to November 30, 2011. During the six month period ended November 30, 2011, we did not generate any revenue.

During the six month period ended November 30, 2011, we incurred general and administrative expenses $4,676 compared to $6,251  incurred during the period from inception (May 13, 2011) to November 30, 2011. General and administrative and professional fee expenses incurred during the six month period ended November 30, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

The weighted average number of shares outstanding was 2,500,000 for the six month period ended November 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED NOVEMBER 30, 2011

As at November 30, 2011, our current assets were $24 compared to $5,000 in current assets at May 31, 2011. Current assets were comprised of $24 in cash. As at November 30, 2011, our current liabilities were $3,775. Current liabilities were comprised of $3,775 in loan from Director.

Stockholders’ equity was $925 as of May 31, 2011 compare to Stockholders’ deficit of $3,751 as of November 30, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six month period ended November 30, 2011, net cash flows used in operating activities was $6,176 consisting of a net loss of $4,676 and decrease in accounts payable of $1,500. Net cash flows used in operating activities was $6,251 for the period from inception (May 13, 2011) to November 30, 2011.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six  month period ended November 30, 2011 net cash provided by financing activities was $1,200 received from a loan from Director.  For the period from inception (May 13, 2011) to November 30, 2011, net cash provided by financing activities was $6,275 received from proceeds from issuance of common stock and loan from Director.

PLAN OF OPERATION AND FUNDING

Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock. We may also seek to obtain short-term loans from our directors or unrelated parties, although no such arrangements have been made. We do not have any arrangements in place for any future equity financing.

MATERIAL COMMITMENTS

As of November 30, 2011, we had no material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' audit report accompanying our May 31, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended November 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITAS GROUP, INC.
Dated: February 27, 2012	By: /s/ Irina Tchernikova
Irina Tchernikova, President and Chief Executive Officer and Chief Financial Officer