Form 10-Q/A
period 2011-11-30
VITAS GROUP, INC.
filed 2012-04-12
CIK 1522236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #1

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

LARGE ACCELERATED FILER [ ]

ACCELERATED FILER [ ]

NON-ACCELERATED FILER [ ]

SMALLER REPORTING COMPANY [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [  ]

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

VITAS GROUP, INC.
Dated: April 12, 2012	By: /s/ Irina Tchernikova
Irina Tchernikova, President and Chief Executive Officer and Chief Financial Officer