Form 10-Q
period 2012-02-29
VITAS GROUP, INC.
filed 2012-04-16
CIK 1522236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-175590

VITAS GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7993 Primary Standard Industrial Classification Code Number	90-0724,836554 IRS Employer Identification Number

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

LARGE ACCELERATED FILER [ ]

ACCELERATED FILER [ ]

NON-ACCELERATED FILER [ ]

SMALLER REPORTING COMPANY [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X ] NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,005,000 as of April 13, 2012.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1	Financial Statements (Unaudited)	4
	Balance Sheets	4
	Statements of Operations	5
	Statements of Cash Flows	6
	Notes to Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	13
PART II OTHER INFORMATION
Item 1	Legal Proceedings	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3	Defaults Upon Senior Securities	13
Item 4	Submission of Matters to a Vote of Security Holders	13
Item 5	Other Information	14
Item 6	Exhibits	14
	Signatures	14

VITAS GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	FEBRUARY 29, 2012 (UNAUDITED)	MAY 31, 2011 (AUDITED)
Current Assets
Cash and cash equivalents	$ 21,274	$ 5,000
Prepaid Expenses	3,562	-

Total Assets	$ 24,836	$ 5,000

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	1,250	1,500
Indebtedness to related party (Note 4)	3,775	2,575

Total Liabilities	5,025	4,075

Stockholder’s Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 3,005,000 shares issued and outstanding (2,500,000 shares issued and outstanding as at May 31, 2011) (Note 5)	3,005	2,500
Additional paid-in-capital	24,745
Deficit accumulated during the development stage	(7,939)	(1,575)
Total Stockholder’s Equity (Deficit)	19,811	925

Total Liabilities and Stockholder’s Equity	$ 24,836	$ 5,000

See accompanying notes to financial statements.

VITAS GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED FEBRUARY 29, 2012	NINE MONTHS ENDED FEBRUARY 29, 2012	FOR THE PERIOD FROM MAY 13, 2011 (INCEPTION) TO FEBRUARY 29, 2012
REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
General and Administrative Expenses	1,688	6,364	7,939
TOTAL OPERATING EXPENSES	1,688	6,364	7,939
NET LOSS FROM OPERATIONS	(1,688)	(6,364)	(7,939)
PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (1,688)	$ (6,364)	$ (7,939)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,750,714	2,583,266

See accompanying notes to financial statements.

VITAS GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED FEBRUARY 29, 2012	FOR THE PERIOD FROM MAY 13, 2011 (INCEPTION) TO FEBRUARY 29, 2012
OPERATING ACTIVITIES
Net loss for the period	$ (6,364)	$ (7,939)
Accounts Payable	(250)	1,250
Prepaid expenses	(3,562)	(3,562)
CASH FLOWS USED IN OPERATING ACTIVITIES	(10,176)	(10,251)

FINANCING ACTIVITIES
Proceeds from sale of common stock	25,250	27,750
Indebtedness to related party	1,200	3,775
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	26,450	31,525

NET INCREASE IN CASH	16,274	21,274
Cash, beginning of period	5,000	0
Cash, end of period	$ 21,274	$ 21,274
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements.

VITAS GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 29, 2012

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

Since inception through February 29, 2012 the Company has not generated any revenue and has accumulated losses of $7,939.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $7,939 as of February 29, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

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

FEBRUARY 29, 2012

(UNAUDITED)

NOTE 3– SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $21,274 cash and $-0- cash equivalents as of February 29, 2012.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 29, 2012.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

VITAS GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 29, 2012

(UNAUDITED)

NOTE 4 –INDEBTEDNESS TO RELATED PARTY

The sole officer/director loaned $3,775 to the Company to pay for incorporation, organization and professional fees.  The amount is due on demand, non-interest bearing and unsecured.  The balance due to sole officer/director was $3,775 as of February 29, 2012.

NOTE 5 – COMMON STOCK

On May 27, 2011, the Company issued 2,500,000 shares of common stock for cash proceeds of $2,500 at $0.001 per share to its sole officer/director. For the three months period ended February 29, 2012, Company issued 505,000 shares of common stock for cash proceeds of $25,250 at $0.05 per share.

There were 3,005,000 shares of common stock issued and outstanding as of February 29, 2012

NOTE 6– INCOME TAXES

As of February 29, 2012, the Company had net operating loss carry forwards of $7,939 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 29, 2012 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

NINE MONTH PERIOD ENDED FEBRUARY 29, 2012 COMPARED TO THE PERIOD FROM INCEPTION (MAY 13, 2011) TO FEBRUARY 29, 2012

Our net loss for the nine month period ended February 29, 2012 was $6,364  compared to a net loss of $7,939 during the period from inception (May 13, 2011) to February 29, 2012. During the nine month period ended February 29, 2012, we did not generate any revenue.

During the nine month period ended February 29, 2012, we incurred general and administrative expenses $6,364 compared to $7,939  incurred during the period from inception (May 13, 2011) to February 29, 2012. General and administrative and professional fee expenses incurred during the nine month period ended February 29, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

The weighted average number of shares outstanding was 2,583,266 for the nine month period ended February 29, 2012.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED FEBRUARY 29, 2012

As at February 29, 2012, our current assets were $24,836 compared to $5,000 in current assets at May 31, 2011. Current assets were comprised of $21,274 in cash and $3,562 in prepaid expenses. As at February 29, 2012, our current liabilities were $5,025. Current liabilities were comprised of $3,775 in loan from Director and $1,250 in accounts payable.

Stockholders’ equity increased from $925 as of May 31, 2011 to $19,811 as of February 29, 2012.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended February 29, 2012, net cash flows used in operating activities was $10,176 consisting of a net loss of $6,364 , increase in prepaid expenses of $3,562 and  decrease in accounts payable of $250. Net cash flows used in operating activities was $10,251 for the period from inception (May 13, 2011) to February 29, 2012.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine  month period ended February 29, 2012 net cash provided by financing activities was $26,450 received from proceeds from issuance of common stock a loan from Director.  For the period from inception (May 13, 2011) to February 29, 2012, net cash provided by financing activities was $31,525 received from proceeds from issuance of common stock and loan from Director.

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

MATERIAL COMMITMENTS

As of February 29, 2012, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended February 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VITAS GROUP, INC.
Dated: April 13, 2012	By: /s/ Irina Tchernikova
Irina Tchernikova, President and Chief Executive Officer and Chief Financial Officer