Form 10-Q
period 2012-08-31
VITAS GROUP, INC.
filed 2012-10-11
CIK 1522236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,005,000 as of October 11, 2012.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1	Financial Statements (Unaudited)	4
	Balance Sheets	4
	Statements of Operations	5
	Statements of Cash Flows	6
	Notes to Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	13
PART II OTHER INFORMATION
Item 1	Legal Proceedings	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3	Defaults Upon Senior Securities	13
Item 4	Submission of Matters to a Vote of Security Holders	13
Item 5	Other Information	14
Item 6	Exhibits	14
	Signatures	14

VITAS GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	AUGUST 31, 2012 Unaudited	MAY 31, 2012 Audited
Current Assets
Cash and cash equivalents	$ 8,293	$ 12,393
Prepaid Expenses	3,562	5,562

Total Assets	$ 11,855	$ 17,955

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities
Accounts Payable		-
Indebtedness to related party (Note 4)	3,775	3,775

Total Liabilities	3,775	3,775

Stockholder’s Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 3,005,000 shares issued and outstanding (Note 5)	3,005	3,005
Additional paid-in-capital	24,745	24,745
Deficit accumulated during the development stage	(19,670)	(13,570)
Total Stockholder’s Equity	8,080	14,180

Total Liabilities and Stockholder’s Equity	$ 11,855	$ 17,955

See accompanying notes to financial statements.

VITAS GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED AUGUST 31, 2012	THREE MONTHS ENDED AUGUST 31, 2011	FOR THE PERIOD FROM MAY 13, 2011 (INCEPTION) TO AUGUST 31, 2012
REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
General and Administrative Expenses	6,100	3,408	19,670
TOTAL OPERATING EXPENSES	6,100	3,408	19,670
NET LOSS FROM OPERATIONS	(6,100)	(3,408)	(19,670)
PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (6,100)	$ (3,408)	$ (19,670)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,005,000	2,500,000

See accompanying notes to financial statements.

VITAS GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED AUGUST 31, 2012	FOR THE PERIOD FROM MAY 13, 2011 (INCEPTION) TO AUGUST 31, 2012
OPERATING ACTIVITIES
Net loss for the period	$ (6,100)	$ (19,670)
Accounts Payable	-	-
Prepaid expenses	2,000	(3,562)
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,100)	(23,232)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	27,750
Indebtedness to related party	-	3,775
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	31,525

NET INCREASE IN CASH	(4,100)	8,293
Cash, beginning of period	12,393	0
Cash, end of period	$ 8,293	$ 8,293
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements.

VITAS GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2012

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

Since inception through August 31, 2012 the Company has not generated any revenue and has accumulated losses of $19,670.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $19,670 as of August 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

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

AUGUST 31, 2012

NOTE 3– SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $8,293 cash and $-0- cash equivalents as of August 31, 2012.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2012.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

VITAS GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 4 –INDEBTEDNESS TO RELATED PARTY

The sole officer/director loaned $3,775 to the Company to pay for incorporation, organization and professional fees.  The amount is due on demand, non-interest bearing and unsecured.  The balance due to sole officer/director was $3,775 as of August 31, 2012.

NOTE 5 – COMMON STOCK

There were 3,005,000 shares of common stock issued and outstanding as of August 31, 2012

NOTE 6– INCOME TAXES

As of August 31, 2012, the Company had net operating loss carry forwards of $19,670 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August  31, 2012 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

THREE MONTH PERIOD ENDED AUGUST 31, 2012 COMPARED TO THE THREE MONTH PERIOD ENDED AUGUST 31, 2011

Our net loss for the three month period ended August 31, 2012 was $6,100  compared to a net loss of $3,408  during the three months period ended August 31, 2011. During the three month period ended August 31, 2012, we did not generate any revenue.

During the three month period ended August 31, 2012, we incurred general and administrative expenses $6,100 compared to $3,408  incurred during the three months period ended to August 31, 2011. General and administrative and professional fee expenses incurred during the three month period ended August 31, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

The weighted average number of shares outstanding was 3,005,000 for the three month period ended August 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED AUGUST 31, 2012

As at August 31, 2012, our current assets were $11,855 compared to $17,955 in current assets at May 31, 2012. Current assets were comprised of $8,293 in cash and $3,562 in prepaid expenses. As at August 31, 2012, our current liabilities were $3,775. Current liabilities were comprised of $3,775 in loan from Director.

Stockholders’ equity decreased from $14,180 as of May 31, 2012 to $8,080 as of August 31, 2012.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three month period ended August 31, 2012, net cash flows used in operating activities was $4,100 consisting of a net loss of $6,100  and decrease in prepaid expenses of $2,000. Net cash flows used in operating activities was $23,232 for the period from inception (May 13, 2011) to August 31, 2012.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three  month period ended August 31, 2012  we have not generated any cash flow provided by financing activities.  For the period from inception (May 13, 2011) to August 31, 2012, net cash provided by financing activities was $31,525 received from proceeds from issuance of common stock and loan from Director.

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

MATERIAL COMMITMENTS

As of August 31, 2012, we had no material commitments.

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

GOING CONCERN

The independent auditors' audit report accompanying our May 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VITAS GROUP, INC.
Dated: October 11, 2012	By: /s/ Irina Tchernikova
Irina Tchernikova, President and Chief Executive Officer and Chief Financial Officer