Form 10-Q
period 2012-11-30
VITAS GROUP, INC.
filed 2013-01-14
CIK 1522236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 333-175590

VITAS GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0724836554
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

50 W. Liberty Street #880 Reno, Nevada 89501

 (Address of principal executive offices)

(800) 688-0501

 (Registrant’s telephone number, including area code)

n/a

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 14, 2013: 3,005,000 shares of common stock.

VITAS GROUP, INC.

FORM 10-Q

November 30, 2012

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VITAS GROUP, INC.
(An Development Stage Enterprise)

Balance Sheet:
May 31, 2012 and November 30, 2012	F-1

Statements of Operations:
For the three and six months ended November 30, 2011 and 2012	F-2

Statements of Cash Flows:
For the six months ended November 30, 2011 and 2012	F-3

Notes to Financial Statements:
November 30, 2012	F-4

3

VITAS GROUP, INC.
(An Development Stage Enterprise)

	Unaudited	Audited
	November 30,	May 31,
	2012	2012

ASSETS
Current assets:
Cash	$-	$12,393
Prepaid expenses		5,562

Total assets	$-	$17,955

LIABILITIES
Current liabilities:
Related party loans	$-	$3,775

Total current liabilities	-	3,775

Total liabilities	-	3,775

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 75,000,000 authorized, 3,005,000 shares issued and outstanding	3,005	3,005
Capital in excess of par value	24,745	24,745
Deficit accumulated during the development stage	(27,750)	(13,570)
Total stockholders' equity	-	14,180
Total liabilities and stockholders' deficit	$-	$17,955

The accompanying notes are an integral part of these statements.

VITAS GROUP, INC.
(An Development Stage Enterprise)

Unaudited

					Cumulative,
					Inception,
	Three	Three	Six	Six	May 13,
	months ended	months ended	months ended	months ended	2011 through
	November 30,	November 30,	November 30,	November 30,	November 30,
	2011	2012	2011	2012	2012

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative expenses	1,268	8,080	4,676	14,180	27,750

Total operating expenses	1,268	8,080	4,676	14,180	27,750
(Loss) from operations	(1,268)	(8,080)	(4,676)	(14,180)	(27,750)

Provision/(credit) for taxes on income	-	-	-	-	-
Net Income/(loss)	$(1,268)	$(8,080)	$(4,676)	$(14,180)	$(27,750)

Basic earnings/(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	2,500,000	3,005,000	2,500,000	3,005,000

The accompanying notes are an integral part of these statements.

VITAS GROUP, INC.
(An Development Stage Enterprise)

Unaudited

			Cumulative,
			Inception,
			May 23,
	Six months	Six months	2011 through
	November 30,	November 30,	November 30,
	2011	2012	2012

Cash flows from operating activities:
Net income (loss)	$(4,676)	$(14,180)	$(27,750)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Change in current assets and liabilities:
Prepaid expenses	-	5,562	-
Accounts payable and accrued expenses	(1,500)	-
Net cash flows from operating activities	(6,176)	(8,618)	(27,750)

Cash flows from investing activities:

Net cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock		-	27,750
Related party transaction	1,200	(3,775)	-
Net cash flows from financing activities	1,200	(3,775)	27,750
Net cash flows	(4,976)	(12,393)	-

Cash and equivalents, beginning of period	5,000	12,393	-
Cash and equivalents, end of period	$24	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these statements.

VITAS GROUP, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

November 30, 2012

Note 1 - Summary of Significant Accounting Policies

     General Organization and Business

VITAS GROUP, INC. (“Vitas ” or the “Company”) is a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on May 13, 2011. The Company engages in the business of placing and operating of coin operated boxing machines in Ecuador.

On November 6, 2012, the Company, Irina Tchernikova (the “Seller”) and Greg May and Lars Poulsen (the “Purchasers”) entered into and closed a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchasers purchased from the Seller, 2,500,000 shares of common stock, par value $0.001 per share, of the Company (the “Shares”), representing approximately 83.19% of the issued and outstanding shares of the Company, for an aggregate purchase price of $150,000. Prior to the closing of the Stock Purchase Agreement, Seller was our President, Chief Executive Officer, Chief Financial Officer, sole director, and majority shareholder.

Pursuant to the Stock Purchase Agreement, Irina Tchernikova resigned from our Board of Directors and as officer of the Company.  On the same date, the Board appointed Lars Poulsen to serve as the President, Chief Executive Officer, and director of the Company, Greg May to serve as Chief Operating Officer, Vice President and director of the Company, and Steve Matteson to serve as Chief Financial Officer of the Company, effective November 6, 2012.

As a result of the change of control, we ceased our prior operations and we now intent to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”

     Basis of presentation

Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to exploration stage enterprises. Changes in classification of 2011 amounts have been made to conform to current presentations.

     Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and cash equivalents

For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

     Property and Equipment

The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from five to thirty-nine years.

VITAS GROUP, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

November 30, 2012

     Inventory

Inventory is recorded at the lower of cost or market; cost is computed on a first-in first-out basis. The inventory consists of imported goods.

     Accounts receivable

Trade receivables are carried at original invoice amount. Accounts receivable are written off to bad debt expense using the direct write-off method. Receivables past due for more than 120 days are considered delinquent. Management determines uncollectible accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions and by using historical experience applied to an aging of accounts. Recoveries of trade receivables previously written off are recorded when received.

     Fair value of financial instruments and derivative financial instruments

We have adopted Accounting Standards Codification regarding Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

     Federal income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Accounting Standards Codification regarding Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred taxes are provided for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

     Net income per share of common stock

We have adopted Accounting Standards Codification regarding Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. We do not have a complex capital structure requiring the computation of diluted earnings per share.

    Internal Website Development Costs

Under ASC350-50, Website Development Costs , costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred.  Under ASC 350-50, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit.

VITAS GROUP, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

November 30, 2012

    Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

    Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

    Deferred Acquisition Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

    Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions.  As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Note 2 - Uncertainty, going concern:

At November 30, 2012, the Company was engaged in a business and had suffered losses from development stage activities to date. In addition, the Company has minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance that these activities will be successful. Accordingly, the Company must rely on its current officer to perform essential functions without compensation unless and until the business generates revenue. No amounts have been recorded in the accompanying financial statements for the value of the officer’s services, as it is not considered material. These factors raise doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Related Party Loans

The sole officer/director loaned $3,775 to the Company to pay for incorporation, organization and professional fees. The amount is due on demand, non-interest bearing and unsecured. The balance of this note was paid off in November 2012.

Note 4 - Common Stock

On May 27, 2011, the Company issued 2,500,000 shares of common stock for cash proceeds of $2,500 at $0.001 per share to its sole officer/director.

VITAS GROUP, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

November 30, 2012

For the year ended period ended May 31, 2012, Company issued 505,000 shares of common stock for cash proceeds of $25,250 at $0.05 per share.

There were 3,005,000 shares of common stock issued and outstanding as of November 30, 2012.

Note 5 - Income Taxes

The provision (benefit) for income taxes for the years ended May 31, 2011, and 2012, were as follows:

	Year Ended May 31,
	2011	2012

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$551	$4,750
Change in valuation allowance	(551)	(4,750)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of May 31, 2011, and 2012, as follows:

	May 31,
	2011	2012

Loss carryforwards	$551	$4,750
Less - Valuation allowance	(551)	(4,750)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended May 31, 2011, and 2012, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of May 31, 2011, and 2012, the Company had approximately $1,575 and $13,570, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2037.

VITAS GROUP, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

November 30, 2012

Note 6 - Recent Accounting Pronouncements

In December 2010, the FASB issued updated guidance on when and how to perform certain steps of the periodic goodwill impairment test for public entities that may have reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.  The adoption of this standard update did not impact the Company’s consolidated financial statements.

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Plan of Operation

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and

(ii)	consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors.

We are in the development stage and have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting its efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operation

We have not had any operating income since inception.  For the six months ended November 30, 2012 we incurred a net loss of $14,180 and since inception we have incurred a net loss of $27,750. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At November 30, 2012, we had no capital resources and we will need additional capital to continue operations for the next twelve months.  We intend to rely upon the issuance of common stock and loans from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

As reflected in the accompanying financial statements, the Company has a net loss of $27,750 from inception and a working capital and stockholders’ deficiency of $-0- at November 30, 2012, and used $27,750 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recent Pronouncements

In December 2010, the FASB issued updated guidance on when and how to perform certain steps of the periodic goodwill impairment test for public entities that may have reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.  The adoption of this standard update did not impact the Company’s consolidated financial statements.

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

Off Balance Sheet Transactions

None.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and PFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

(a)   Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITAS GROUP, INC.

Date: January 14, 2013	By:	/s/ Lars Poulsen
Lars Poulsen
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)
Date: January 14, 2013	By:	/s/ Steve Matteson
Steve Matteson
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

