Form 10-Q
period 2013-02-28
Sealand Natural Resources Inc
filed 2013-04-22
CIK 1522236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 333-175590

SEALAND NATURAL RESOURCES INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3687123
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

50 W. Liberty Street #880 Reno, Nevada 89501

 (Address of principal executive offices)

(702) 530-8665

 (Registrant’s telephone number, including area code)

n/a

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 22, 2013: 3,405,000 shares of common stock.

SEALAND NATURAL RESOURCES INC.

FORM 10-Q

February 28, 2013

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SEALAND NATURAL RESOURCES, INC.

FORMELY VITAS GROUP, INC.

(An Development Stage Enterprise)

Index to Financial Statements

Balance Sheet:
May 31, 2012 and February 28, 2013	F-1

Statements of Operations:
For the three and nine months ended February 29, 2012 and February 28, 2013	F-2

Statements of Cash Flows:
For the nine months ended February 29, 2012 and February 28, 2013	F-3

Notes to Financial Statements:
February 28, 2013	F-4

3

SEALAND NATURAL RESOURCES, INC.
FORMELY VITAS GROUP, INC.
(An Development Stage Enterprise)
Balance Sheet

	May 31,	February 28,
	2012	2013
	audited	unaudited
ASSETS
Current assets:
Cash	$781	$239
Accounts receivable	4,077	248,487
Inventory	2,053	163,087

Total current assets	6,911	411,813

Fixed Assets
Furniture and Equipment, net	1,043	1,317

Total assets	$7,954	$413,130

LIABILITIES
Current liabilities:
Accounts payable and accrued payables	$-	$16,307
Related party loans	43,187	308,978
Notes Payable		235,000

Total current liabilities	43,187	560,285

Total liabilities	43,187	560,285

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 100,000,000 authorized, post merger common stock, $.001 par value, 75,000,000 authorized 33,433,816 and 3,405,000 shares issued and outstanding	334,338	3,405
Capital in excess of par value	14,236	344,634
Stock subscription receivable	(63,698)	-
Deficit accumulated during the development stage	(320,109)	(495,194)
Total stockholders' equity	(35,233)	(147,155)
Total liabilities and stockholders' deficit	$7,954	$413,130

The accompanying notes are an integral part of these statements.

SEALAND NATURAL RESOURCES, INC.
FORMELY VITAS GROUP, INC.
(An Development Stage Enterprise)
Statement of Operations
Unaudited

					Cumulative,
					Inception,
					May 23,
	Three months ended	Three months ended	Nine months ended	Nine months ended	2011 through
	February 29,	February 28,	February 29,	February 28,	February 28,
	2012	2013	2012	2013	2013

Sales	$223	$244,765	$223	$245,317	$263,614

Cost of Sales	21,054	125,851	25,879	134,868	169,385

Gross Profit	(20,831)	118,914	(25,656)	110,449	94,229

General and administrative expenses:
Wages and salaries	45,966	52,350	71,298	89,530	297,130
Advertising and marketing	97	12,332	6,525	32,697	70,995
Legal and professional	3,278	12,121	4,086	20,595	26,489
Computer and internet	1,461	3,456	3,025	6,944	10,932
Travel and entertainment	2,883	4,283	5,046	14,368	20,564
Product development costs		30,000	-	30,000	85,600
Bank charges	292	361	706	1,558	3,037
Rent	10,598	9,000	12,998	18,000	39,998
Depreciation and amortization		150	-	300	374
Other office and miscellaneous	4,698	4,969	18,645	78,469	27,545
Total operating expenses	69,273	129,022	122,329	292,461	582,664
(Loss) from operations	(90,104)	(10,108)	(147,985)	(182,012)	(488,435)

Other income (expense):
Interest income					-
Interest (expense)	-	(6,759)	-	(6,759)	(6,759)
Income/(Loss) before taxes	(90,104)	(16,867)	(147,985)	(188,771)	(495,194)

Provision/(credit) for taxes on income	-	-	-	-	-
Net Income/(loss)	$(90,104)	$(16,867)	$(147,985)	$(188,771)	$(495,194)

Basic earnings/(loss) per common share	$(0.01)	$(0.00)	$(0.01)	$(0.06)

Weighted average number of shares outstanding	13,205,500	3,405,000	13,205,500	3,405,000

The accompanying notes are an integral part of these statements.

SEALAND NATURAL RESOURCES, INC.
FORMELY VITAS GROUP, INC.
(An Development Stage Enterprise)
Statement of Cash Flows
Unaudited

			Cumulative,
			Inception,
			May 23,
	Nine months ended	Nine months ended	2011 through
	February 29,	February 28,	February 28,
	2012	2013	2013

Cash flows from operating activities:
Net income (loss)	$(147,985)	$(188,771)	$(495,194)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Effects of reverse merger		14,477
Common stock issued for services
Depreciation and amortization	-	300	374
Change in current assets and liabilities:
Accounts receivable	-	(244,410)	(248,487)
Inventory	(23,187)	(161,034)	(163,087)
Accounts payable and accrued expenses	93,187	16,307	16,307
Net cash flows from operating activities	(77,985)	(563,131)	(890,087)

Cash flows from investing activities:
Purchase of fixed assets	(1,117)	(574)	(1,691)
		-
Net cash flows from investing activities	(1,117)	(574)	(1,691)

Cash flows from financing activities:
Proceeds from sale of common stock	130,055	126,070	348,039
Notes Payable		235,000	235,000
Stock subscription receivable		(63,698)	-
Related party transaction	(50,000)	265,791	308,978
Net cash flows from financing activities	80,055	563,163	892,017
Net cash flows	953	(542)	239

Cash and equivalents, beginning of period	2,000	781	-
Cash and equivalents, end of period	$2,953	$239	$239

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these statements.

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

February 28, 2013

Note 1 - Summary of Significant Accounting Policies

General Organization and Business

Sealand Natural Resources, Inc. (“Sealand ” or the “Company”) is a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on May 23, 2011. The Company engages in the manufacture, distribution, sales and marketing of all natural functional beverages, nutriceuticals, health supplements and the harvesting of organic raw materials. The Company integrates critical scientific, environmental and medical competencies in three core areas: exploration/discovery, characterization of health benefits, and the ability to scale up new and natural consumer products for commercial use.

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”

Basis of presentation

Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to exploration stage enterprises. Changes in classification of 2012 amounts have been made to conform to current presentations.

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

Inventory

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis. The inventory consists of imported goods.

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

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

February 28, 2013

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

Internal Website Development Costs

Under ASC350-50, Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred.  Under ASC 350-50, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit.

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

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

February 28, 2013

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

Note 2 - Uncertainty, going concern:

At February 28, 2013, the Company was engaged in a business and had suffered losses from development stage activities to date. In addition, the Company has minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance that these activities will be successful. Accordingly, the Company must rely on its current officer to perform essential functions without compensation unless and until the business generates revenue. No amounts have been recorded in the accompanying financial statements for the value of the officer’s services, as it is not considered material. These factors raise doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Related Party Loans

As of February 28, 2013, The Company received a loan from officers in the amount of $308,978. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no specific terms of prepayment.

The Company also incurred period expenses of $51,000 for product development costs. These costs were associated with a related party.

Note 4 – Service Agreements

On June 1, 2011, the Company entered into a Service Agreement with one its Officers and Directors. The agreement requires the Company to pay the Officer a sum of $9,800 monthly fee plus de-minimus fringe benefits. The agreement is cancellable by either party with written notice of termination.

On June 1, 2011, the Company entered into a Service Agreement with one its Officers and Directors. The agreement requires the Company to pay the Officer a sum of $7,500 monthly fee plus de-minimus fringe benefits. The agreement is cancellable by either party with written notice of termination.

Note 5 - Common Stock

In 2011, the Company authorized the issuance of 200,000 founder shares at par value. The Company formally issued these shares in 2012.

In 2012, the Company issued 20,000,000 shares of founder shares at par value. The Company has also recorded a stock subscription receivable of $63,698 for the remaining outstanding balance.

In 2012, the Company issued 13,233,816 shares at an average value of $0.011 per share.

During the period from June 1, 2012 through November 30, 2012, The Company issued 618,947 shares at an average value of $0.66 per share and collected a total of $411,242.

On February 13, 2013, The Company’s consummated a merger agreement with Vitas Group, Inc. The majority shareholders purchased 2,500,000 shares of Vitas Group Inc. (a Shell Company), which equates to 83.19% of its outstanding shares. These owners agreed to cancel 800,000 shares of the Vitas Group shares. The shareholders of Sealand Natural Resources will receive 1 share of Vitas for every 50 shares of Sealand stock. The shareholders of Sealand will receive 1,200,000 shares of Vitas Group Inc. and the total outstanding shares of Vitas Group Inc. will be 3,405,000.

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

February 28, 2013

Note 6 - Income Taxes

The provision (benefit) for income taxes for the years ended May 31, 2011, and 2012, were as follows:

	Year Ended May 31,
	2011	2012

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$0	$108,837
Change in valuation allowance	(0)	(108,837)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of May 31, 2011, and 2012, as follows:

	May 31,
	2011	2012

Loss carryforwards	$0	$108,837
Less - Valuation allowance	(0)	(108,837)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended May 31, 2011, and 2012, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of May 31, 2011, and 2012, the Company had approximately $0 and $320,109, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2037.

Note 7 – Merger

On February 13, 2013, The Company consummated a merger agreement with Vitas Group, Inc. The majority shareholders purchased 2,500,000 shares of Vitas Group Inc. (a Shell Company), which equates to 83.19% of its outstanding shares. These owners agreed to cancel 800,000 shares of the Vitas Group shares. The shareholders of Sealand Natural Resources will receive 1 share of Vitas for every 50 shares of Sealand stock. The shareholders of Sealand will receive 1,200,000 shares of Vitas Group Inc. and the total outstanding shares of Vitas Group Inc. will be 3,405,000.

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

February 28, 2013

Following is the proforma of the combined Company as of May 31, 2012 and November 30 2012.

BALANCE SHEET	May 31, 2012
	Sealand	Vitas	Combined
ASSETS:
Current Assets:
Cash	$781	$12,393	$13,174
Accounts receivable	4,077		4,077
Inventory	2,053		2,053
Prepaid		5,562	5,562

Total current assets	6,911	17,955	24,866

Property and Equipment, net	1,043		1,043

TOTAL ASSETS	$7,954	$17,955	$25,909

LIABILITIES
Current liabilities:
Related party loans	$43,187	$3,775	$46,962
Notes payable

Total current liabilities	43,187	3,775	46,962

SHAREHOLDERS DEFICIT
Common stock	334,338	3,005	3,005
Capital in excess of par	14,236	24,745	359,749
Stock subscription receivable	(63,698)		(63,698)
Deficit during development stage	(320,109)	(13,570)	(320,109)

Total shareholders deficit	(35,233)	14,180	(21,053)

TOTAL LIABILITIES AND SHAREHOLDERS DEFICIT	$7,954	$17,955	$25,909

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

February 28, 2013

STATEMENT OF PROFIT AND LOSS
For the year ended May 31, 2012

Sales	$18,298	$-	$18,298

Cost of Sales	34,516		34,516

Gross Profit	(16,218)	-	(16,218)

General and administrative expenses:
Wages and salaries	207,600		207,600
Advertising and marketing	44,945		44,945
Legal and professional	5,894		5,894
Computer and internet	3,989		3,989
Travel and entertainment	6,196		6,196
Research and development	4,600		4,600
Bank charges	1,611		1,611
Rent	21,998		21,998
Depreciation and amortization	74		74
Other office and miscellaneous	6,984	11,995	18,979

Total operating expenses	303,891	11,995	315,886

Net profit/(loss)	$(320,109)	$(11,995)	$(332,104)

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

February 28, 2013

BALANCE SHEET	November 30, 2012
	Sealand	Vitas	Combined
ASSETS:
Current Assets:
Cash	$39,932	$-	$39,932
Accounts receivable	4,628		4,628
Inventory	13,720		13,720
Prepaid

Total current assets	58,280	-	58,280

Property and Equipment, net	1,467		1,467

TOTAL ASSETS	$59,747	$-	$59,747

LIABILITIES
Current liabilities:
Related party loans	$55,035	$-	$55,035
Notes payable	135,000		135,000

Total current liabilities	190,035	-	190,035

SHAREHOLDERS DEFICIT
Common stock	340,397	3,005	3,005
Capital in excess of par	70,845	24,745	344,539
Stock subscription receivable	(63,698)		-
Deficit during development stage	(477,832)	(27,750)	(477,832)

Total shareholders deficit	(130,288)	-	(130,288)

TOTAL LIABILITIES AND SHAREHOLDERS DEFICIT	$59,747	$-	$59,747

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

February 28, 2013

STATEMENT OF PROFIT AND LOSS
Six months ended November 30, 2012

Sales	$551	$-	$551

Cost of Sales	9,018		9,018

Gross Profit	(8,467)	-	(8,467)

General and administrative expenses:
Wages and salaries	37,180		37,180
Advertising and marketing	13,718		13,718
Legal and professional	8,474		8,474
Computer and internet	3,487		3,487
Travel and entertainment	10,085		10,085
Product development costs	51,000		51,000
Bank charges	1,065		1,065
Rent	9,000		9,000
Depreciation and amortization	150		150
Other office and miscellaneous	15,097	14,180	29,277

Total operating expenses	149,256	14,180	163,436

Net profit/(loss)	$(157,723)	$(14,180)	$(171,903)

Note 8 – Convertible Notes Payable

In July 2012, the Company received a convertible notes receivable in the amount of $10,000. The note carries an 8% rate of interest and can be converted into common stock at a strike price of $0.25 per share.

In September 2012, the Company received a convertible notes receivable in the amount of $125,000. The note carries an 8% rate of interest and can be converted into common stock at a strike price of $0.25 per share.

In December 2012, the Company received a convertible notes receivable in the amount of $100,000. The note carries an 8% rate of interest and can be converted into common stock at a strike price of $0.25 per share.

The balance of these notes at February 28, 2013 was $235,000 and the Company has accrued interest of $6,759.

Note 9 - Recent Accounting Pronouncements

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

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

February 28, 2013

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

Overview

Sealand Natural Resources Inc.,(SLNR) is a research and new product development company that manufactures, markets and sells "new age functional beverages"  organic nutriceuticals, health supplements, medicinal raw materials and health food.  Our mission is to become a leader in this category and we see the future as a growing market segment which fits our mission. We aim to supply the highest quality ingredients and raw materials within our product offerings. The company has taken time and consideration in developing long term resources and quality supply chains to ensure the quality of our products. Sealand Natural Resources Inc. delivers  Ecocert organic certified products by the Finnish Ministry of Agriculture and Forestry, Finnish Food Safety Authority (F1-EKO-201) we manage over 60 acres of organic forest where we harvest our raw materials. The company recognizes our organic forest certification and harvesting processes as a milestone in the control and management of our supply chain.

Our core product Sealand Birk derived from our organic birch harvest is selling at the most economical cost to distributors servicing the retail industry and directly to consumers through our website. Our service-oriented approach integrates the elements of research, development, product quality assurance, packaging/distribution efficiency, and advanced management systems to maintain our profit margin as a company and to generate higher profit margins for our retailers.

We also intend to develop additional beverages in various categories as well as other new and unique organic/natural products to provide consumers with an array of fresh and unique healthy products.

In the third quarter, management attended trade show events and negotiated distribution and license agreements in territories that include United Kingdom, Ireland, and Korea and have continued selling Sealand BIRK to retail locations in international markets including Denmark, Norway, Sweden and Austria.

The Company’s product offerings, specifically Sealand BIRK is currently sold through our global internet website store and domestically on a regional basis through distributors and to small retailers who order directly from the Company. Collaboration with our distributors and retailers carrying our product is expected to build long-term relationships and help us manage our strategic planned growth.

Results of Operations

Comparison for the three and nine months ended February 28, 2013 and 2012

Revenues

For the three months ended February 28, 2013, we generated revenues of $244,765, as compared to $223 for the same period in 2012. For the nine months ended February 28, 2013, we generated revenues of $245,317, as compared to $223 for the same period in 2012. We have recognized an increase in revenue through our sales efforts and increased our demand for future orders for our products due to industry acceptance and sales focus. We anticipate sustained and increasing revenue growth as our operations develop in fulfilling our increasing orders.  Orders have increased due to our expanded presence at tradeshows and our products performance in initial sales testing with distributors and potential volume customers.  We are experiencing increased interest from new and existing customers and we believe that our orders will increase significantly as exposure to our product grows.

Operating Expenses

Operating costs for the three months ended February 28, 2013 were $129,022, as compared to $69,273 for the same period in 2012. Operating costs for the nine months ended February 28, 2013 were $292,461, as compared to $122,329 for the same period in 2012. The increase in operating expenditures was primarily attributable to increases in: (a) tradeshow and advertising efforts; (b) employee compensation; and (c) research and development efforts.  Additional expenses were incurred in the acquisition of new and larger office/storage space. During the course of the last year we have executed our operating plan which included the hiring of personnel, primarily technical persons, thereby certain expenses are not comparable to prior year expenses, specifically expenses for technical professionals.

Net Loss

Our net loss for the three months ended February 28, 2013 was ($16,867) as compared to ($90,104) for the same period in 2012. Our net loss for the nine months ended February 28, 2013 was ($188,771) as compared to ($147,985) for the same period in 2012. The decrease in the short term comparison loss is attributable to increased sales as a result of the product going to market and enhanced marketing activities.

Liquidity and Capital Resources

As of February 28, 2013, we had cash of $239. As a result, we will need additional capital to continue operations for the next twelve months.  We intend to rely upon the issuance of common stock and loans to fund operations.  However, we cannot make any assurance that we will be successful in issuing more stock or obtain loans.

As reflected in the accompanying financial statements, the Company has a net loss of $495,194 from inception and a working capital and stockholders’ deficiency of $495,194 at February 28, 2013, and used $495,194 cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In the nine months ended February 28, 2013 and 2012 we received investments of ~~$~~$126,070 and $130,055, respectively. Management plans to increase revenue to sustain future operational growth, however additional investments are expected

Completion of our business plan is subject to attaining adequate and continued revenue. We cannot assure investors that adequate revenues will be generated.  In the absence of our projected revenues, we believe that we will be able to proceed with limited plan of operations through the acquisition of additional capital from investments.

Off Balance Sheet Transactions

None.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4.  Controls and Procedures

Disclosure of controls and procedures.

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our chief executive officer and chief financial officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s review and evaluation as of the end of the period covered by this Form 10-Q, and subject to the inherent limitations all as described above, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) contain material weaknesses and are not effective.

A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of February 28, 2013:

(1)	Lack of an independent audit committee or audit committee financial expert. Although our board of directors serves as the audit committee it has no independent directors These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

(2)	We do not have sufficient experience from our accounting personnel with the requisite U.S. GAAP public company reporting experience that is necessary for adequate controls and procedures.

(3)	Need for greater integration, oversight, communication and financial reporting of the books and records of our satellite offices.

Our management determined that these deficiencies constituted material weaknesses.

Due to our small size, we were not able to immediately take any action to remediate these material weaknesses. We plan to address the other control deficiencies in the near future. Notwithstanding the assessment that our controsl and procedures were not effective and that there were material weaknesses identified herein, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in internal controls over financial reporting.

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Convertible Notes

In July 2012, the Company received a convertible notes receivable in the amount of $10,000. The note carries an 8% rate of interest and can be converted into common stock at a strike price of $0.25 per share.

In September 2012, the Company received a convertible notes receivable in the amount of $125,000. The note carries an 8% rate of interest and can be converted into common stock at a strike price of $0.25 per share.

In December 2012, the Company received a convertible notes receivable in the amount of $100,000. The note carries an 8% rate of interest and can be converted into common stock at a strike price of $0.25 per share.

The balance of these notes at February 28, 2013 was $235,000 and the Company has accrued interest of $6,759.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

(a)   Exhibits

Exhibit Number		Description
2.1	(2)	Merger Agreement, dated February 15, 2013, by and among Vitas Group Inc. and Sealand Natural Resources Inc.
3.1	(1)	Articles of Incorporation.
3.2	(1)	Bylaws.
3.3	(2)	Articles of Merger
10.1	(2)	Cancellation Agreement, dated February 15, 2013, by and among Vitas Group Inc. and its principal shareholders.
10.2	(2)	Sealand Office and Warehouse Lease dated June 10, 2011

31.1		Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

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

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on July 15, 2011.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALAND NATURAL RESOURCES INC.

Date: April 22, 2013	By:	/s/ Lars Poulsen
Lars Poulsen
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: April 22, 2013	By:	/s/ Steve Matteson
Steve Matteson
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

