Form 10-Q/A
period 2013-02-28
Sealand Natural Resources Inc
filed 2013-04-24
CIK 1522236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2013, filed with the Securities and Exchange Commission on April 22, 2013, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

SEALAND NATURAL RESOURCES INC.

Date: April 24, 2013	By:	/s/ Lars Poulsen
Lars Poulsen
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: April 24, 2013	By:	/s/ Steve Matteson
Steve Matteson
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)