Form 10-Q/A
period 2013-02-28
Sealand Natural Resources Inc
filed 2013-06-28
CIK 1522236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 333-175590

SEALAND NATURAL RESOURCES INC.

(Exact name of registrant as specified in its charter)

Nevada	45-2416474
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 (the “Amendment”) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2013, filed with the Securities and Exchange Commission on April 22, 2013 (the “Original Filing”), is to respond to oral comments received from the Securities and Exchange Commission (the “Commission”) as a result of the Commission’s review of the Original Filing.  Only Items 1 and 6 have been amended and restated in this Amendment.

No changes have been made to the Original Filing other than to add the information as described above.  This Amendment should be read in conjunction with the Original Filing. This Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

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

2

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

3

SEALAND NATURAL RESOURCES, INC.

FORMELY VITAS GROUP, INC.

(An Development Stage Enterprise)

Balance Sheet

	May 31,	February 28,
	2012	2013
	audited	unaudited
ASSETS
Current assets:
Cash	$781	$239
Accounts receivable	4,077	248,487
Inventory	2,053	163,087
Total current assets	6,911	411,813

Fixed Assets
Furniture and Equipment, net	1,043	1,317

Total assets	$7,954	$413,130

LIABILITIES
Current liabilities:
Accounts payable and accrued payables	$-	$16,307
Related party loans	43,187	308,978
Notes Payable		235,000
Total current liabilities	43,187	560,285

Total liabilities	43,187	560,285

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 100,000,000 authorized, post merger common stock, $.001 par value, 75,000,000 authorized 1,178,201* and 3,405,000 shares issued and outstanding	1,178	3,405
Capital in excess of par value	347,396	344,634
Stock subscription receivable	(63,698)	-
Deficit accumulated during the development stage	(320,109)	(495,194)
Total stockholders' equity	(35,233)	(147,155)
Total liabilities and stockholders' deficit	$7,954	$413,130

* Adjusted to post merger shares

The accompanying notes are an integral part of these statements.

SEALAND NATURAL RESOURCES, INC.

FORMELY VITAS GROUP, INC.

(An Development Stage Enterprise)

Statement of Operations

Unaudited

					Cumulative,
					Inception,
					May 23,
	Three months ended	Three months ended	Nine months ended	Nine months ended	2011 through
	February 29,	February 28,	February 29,	February 28,	February 28,
	2012	2013	2012	2013	2013

Sales	$223	$244,765	$223	$245,317	$263,614

Cost of Sales	21,054	125,851	25,879	134,868	169,385

Gross Profit	(20,831)	118,914	(25,656)	110,449	94,229

General and administrative expenses:
Wages and salaries	45,966	52,350	71,298	89,530	297,130
Advertising and marketing	97	12,332	6,525	32,697	51,287
Legal and professional	3,278	12,121	4,086	20,595	25,491
Computer and internet	1,461	3,456	3,025	6,944	10,932
Travel and entertainment	2,883	4,283	5,046	14,368	22,715
Product development costs		30,000	-	81,383	85,983
Bank charges	292	361	706	1,558	3,037
Rent	10,598	9,000	12,998	18,000	39,998
Depreciation and amortization		150	-	300	374
Other office and miscellaneous	4,698	4,969	18,645	27,086	45,717
Total operating expenses	69,273	129,022	122,329	292,461	582,664
(Loss) from operations	(90,104)	(10,108)	(147,985)	(182,012)	(488,435)

Other income (expense):
Interest income					-
Interest (expense)	-	(6,759)	-	(6,759)	(6,759)
Income/(Loss) before taxes	(90,104)	(16,867)	(147,985)	(188,771)	(495,194)

Provision/(credit) for taxes on income	-	-	-	-	-
Net Income/(loss)	$(90,104)	$(16,867)	$(147,985)	$(188,771)	$(495,194)

Basic earnings/(loss) per common share	$(0.54)	$(0.00)	$(0.32)	$(0.06)

Weighted average number of shares outstanding	165,359	3,405,000	465,359	3,405,000

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

Note 5 - Common Stock

In 2011, the Company authorized the issuance of 7,048 founder shares at par value. The Company formally issued these shares in 2012.

In 2012, the Company issued 704,796 shares of founder shares at par value. The Company has also recorded a stock subscription receivable of $63,698 for the remaining outstanding balance.

In 2012, the Company issued 466,357 shares at an average value of $0.314 per share.

During the period from June 1, 2012 through November 30, 2012, The Company issued 21,799 shares at an average value of $18.87 per share and collected a total of $411,242.

On February 13, 2013, The Company’s consummated a merger agreement with Vitas Group, Inc. The majority shareholders purchased 2,500,000 shares of Vitas Group Inc. (a Shell Company), which equates to 83.19% of its outstanding shares. These owners agreed to cancel 800,000 shares of the Vitas Group shares. The shareholders of Sealand Natural Resources will receive 1 share of Vitas for every 28.377 shares of Sealand stock. The shareholders of Sealand will receive 1,200,000 shares of Vitas Group Inc. and the total outstanding shares of Vitas Group Inc. will be 3,405,000.

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

Note 7 – Merger

On February 13, 2013, The Company consummated a merger agreement with Vitas Group, Inc. The majority shareholders purchased 2,500,000 shares of Vitas Group Inc. (a Shell Company), which equates to 83.19% of its outstanding shares. These owners agreed to cancel 800,000 shares of the Vitas Group shares. The shareholders of Sealand Natural Resources will receive 1 share of Vitas for every 28.377 shares of Sealand stock. The shareholders of Sealand will receive 1,200,000 shares of Vitas Group Inc. and the total outstanding shares of Vitas Group Inc. will be 3,405,000.

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

February 28, 2013

Following is the proforma of the combined Company as of May 31, 2012 and November 30, 2012.

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

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALAND NATURAL RESOURCES INC.

Date: June 27, 2013	By:	/s/ Lars Poulsen
Lars Poulsen
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: June 27, 2013	By:	/s/ Steve Matteson
Steve Matteson
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

5