Form 10-K
period 2013-05-31
Sealand Natural Resources Inc
filed 2013-09-12
CIK 1522236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-175590

SEALAND NATURAL RESOURCES INC.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	45-2416474 IRS Employer Identification Number

50 W. Liberty Street #880 Reno, Nevada 89501

 (Address of principal executive offices)

(702) 530-8665

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, November 30, 2012: $1,818,000.

As of September 12, 2013, the registrant had 2,267,625 shares of common stock issued and outstanding.

PART I

Item 1. Business.

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

Overview

Sealand Natural Resources Inc. f/k/a Vitas Group, Inc. (the “Company”, “We” or “Us”) was organized as a corporation under the laws of Nevada on May 23, 2011 to engage in the development and sale of all-natural, organic food and beverage products. Sealand is a new product research and development company that manufactures, markets, and sells new-age beverages, natural and organic medicinal raw materials, nutriceutical supplements and health food.

On February 15, 2013 (the “Closing Date”), the Company entered into and closed a Merger Agreement (the “Agreement”) with Sealand Natural Resources Inc. (“Sealand”) pursuant to which Sealand was merged with and into the Company (the “Merger”) in accordance with Nevada General Corporation Law (“NGCL”). In connection with the Merger, every fifty (50) shares of Sealand were converted into one validly issued share of the Company. Additionally, the Company changed its name from “Vitas Group Inc.” to “Sealand Natural Resources Inc.” (the “Name Change”). On the Closing Date, the Company filed the Articles of Merger with the State of Nevada notifying them of the Merger and the Name Change. The Company notified the Financial Industry Regulatory Authority (“FINRA”) of its Name Change, and it was declared effective in the market by FINRA.

As a result of the issuance of the shares of common stock pursuant to the Merger Agreement, Lars Poulsen and Greg May reduced their direct ownership in the Company from 83.19% to 61.7% immediately following the acquisition.

In connection with the closing of the Merger Agreement, Messers. Poulsen and May, Vitas’ principal shareholders, agreed to each cancel 650,000 shares of the common stock that they owned in Vitas, 1,300,000 shares in the aggregate, and to issue 1,200,000 shares (fifty shares of Sealand was converted into 1 validly issued share of Vitas) to shareholders of Sealand, who acquired a majority interest in Vitas in February 2013 for the purpose of the Merger. Additionally, the existing Officers and Directors from Vitas remained as Directors and Officers.

Vitas’ Directors and shareholders approved the Merger Agreement and the transactions contemplated thereby. Simultaneously, the directors and shareholders of Sealand also approved the Merger Agreement and the transactions contemplated thereby.

As a result of the Merger Agreement, Vitas acquired the operations of Sealand, the business and operations of which now constitutes its primary business and operations.

Business Overview

Sealand Natural Resources Inc. f/k/a Vitas Group, Inc (the “Company”, “We”, or “Us”) is a research and new product development company that manufactures, markets and sells “new age functional beverages”, organic nutriceuticals, health supplements, organic raw materials and health food worldwide with the goal of delivering beneficial health effects to those who enjoy our 100% natural and organic products. Our mission is to become a leader in this category and we see the future as a growing market segment which fits our mission.

The Company’s initial focus is the “alternative” beverage category, which combines non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, single-serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks, and single-serve still water (flavored, unflavored and enhanced) with “new age” beverages, including sodas that are considered natural, sparkling juices and flavored sparkling beverages. According to the Beverage Marketing Corporation, domestic U.S. wholesale sales in 2012 for the “alternative” beverage category of the market are estimated at approximately $34.4 billion, representing an increase of approximately 8.3% over the estimated domestic U.S. wholesale sales in 2011 of approximately $31.8 billion (revised from a previously reported estimate of $31.9 billion). Additionally, the Company has other products in development to add to the Company’s product sales pipeline. We believe that one of the keys to success in the beverage industry is differentiation, making our brands research proven and visually distinctive from other beverages on the shelves of retailers.

Our Products

At the core of the Sealand Natural Resources product line is the harvested raw materials from the Birch tree and other natural and organic harvested compounds.

Sealand Birk

Sealand Birk is harvested directly from the Birch tree in early spring and provides a refreshing, slightly sweet, beverage. The juice can be enjoyed as the natural taste or mixed with other natural flavors from elderflower, raspberry, blueberry, and ginger & lime.

How is it tapped?

Sealand Birch tree juice collection is done by tying a bottle to the tree, drilling a hole into its trunk and leading the juice to the bottle by a plastic tube. A small Birch (trunk diameter about 15 cm) can produce up to 5 liters of juice per day; a larger tree (diameter 30 cm) up to 15 liters per day. The collection of the Birch tree juice is done in strictly controlled forest environments in order to avoid damage to the trees.

Timing

Birch tree juice has to be collected in early spring, typically between the first thaws and the start of bud development. From around the beginning of April to the middle of May, the Birch trees "pump" nourishment stored in the roots during the last summer up into the buds. There is only a short period where the juice is full of this "stored health and energy" and very well tasting - when the leaves blossom the juice gets bitter.

The Birch Tree

We believe that Birch tree juice has many positive medicinal benefits due to its wide range of nutritional ingredients. These ingredients may contribute to the creation of a healthy diet

The Birch tree is considered the "Nephritic Tree" and the "Tree of Life". The presence of Potassium in large quantities is believed to be vital to the cellular process of the buds for growth. ,

Other Products

BIRCHIA

Birch juice with added chia seeds

Sealand Living

The following products are available under the Sealand Living label: ANEW Omega Sport, ANEW Omega Focus, ANEW Omega Premium. ANEW Mobility, ANEW Nutripeptin. These products contain various beneficial ingredients, including: omega fish oils, nutripeptin, shark cartilage powder, fish bone powder, and omega 3 polyunsaturated fatty acids.

Our Growth Strategy

The company will strategically launch our new products in our product pipeline to our existing customer base along with expanding our reach into other mainstream and niche markets domestically and internationally.

Our Services

We currently generate our revenue through direct sales, wholesale and retail sales/distribution and licensing.

Our Customers

Our customers and consumers are integral to our success. Our customer base consists of specialty retailers, Co Op stores, health and science related companies, and major chain stores, as well as the individual consumer. We also have contracted international distributors. We anticipate our customer base to continue to grow however, if we are unable to maintain good relationships with our existing customers, our business could be adversely affected.

Sales and Marketing

Our executive management team is also actively involved in business development and in managing our key client relationships. We have relationships with established broker dealers and representatives that interact with our customers. Our distributors are regarded as the best in the business and we currently are attending trade shows and contracting with major distributors internationally.

Research and Development

Because of the nature of our business, we continuously research the impact of the Birch Tree on human health and the beneficial effects of other natural ingredients that may benefit the human body. This provides us with the ability to improve our products and compete with other business competitors.

Since the beginning of our operation in 2011, we have striven to work on developing our products to contain healthy ingredients, while maintaining a desirable flavor. Sealand integrates critical scientific and medical competencies in understanding nature's processes with context to traditional uses and focus on three core areas:  exploration/discovery, characterization of health benefits, and the ability to scale up for commercial use. The initial core products derived from the elements of the birch forests of the Taiga is one example of success that has been peer reviewed by and developed in part with support from the European Community through the Seventh Framework Programme of the European Union (the FP7). Document FP7 call: KBBE2007-1-2-06. The FP& is a funding programme created by the European Union to support and encourage research and technological development in Europe. The FP7 has conducted specific research in conjunction with our Chief Executive Officer toward commercializing the birch forest in the northern European region. The EU FP7 information  is a harvest viability report with testing data related to birch forest raw materials.

Additionally, we continuously develop our website to connect consumers and interested companies to Sealand products.

Competition

The market for natural organic beverages and products is highly competitive. We face competitors that differ within individual categories in our territories. Moreover, competition exists not only within the organic beverage markets, but also between the organic and non-organic markets.

The most important competitive factors impacting our business include advertising and marketing, product offerings that meet consumer preferences and trends, new product and package innovations, pricing, and cost inputs. Other competitive factors include supply chain (procurement, manufacturing, and distribution) and sales methods, merchandising productivity, customer service, trade and community relationships, and the management of sales and promotional activities. We believe that our most favorable competitive factor is the unique product line we have developed and the consumer and customer goodwill associated with our brand portfolio. We approach our competition head on and have made every effort to develop a product line that we feel has staying power in the marketplace with an emphasis on growth.

Our Competitive Strengths

We believe that the following strengths contribute to our success and differentiate us from our competitors:

·	The Company has developed over time a proprietary process which allows our core raw materials and products to be recognized as an interesting new product in the industry

·	Making our brands research proven; and

·	Creating visually distinctive beverages from others on the shelves of retailers.

Raw Materials and Other Supplies

The Company has negotiated with bottling facilities and entered into contractual relationships with principal terms standard in the industry. The Company has entered into an exclusive supply contract with Sealand DK , Finland, which spans 20 years with supply chain minimums and control over 60 acres of forest in Finland . Additionally, the Company has an agreement in Denmark to bottle its products.

The Company has organized a supply chain that is within close proximity to the birch harvest of raw materials for efficiency and cost savings. The agreements with these various distributors have initial terms of up to twenty years, which may be renewed thereafter for additional terms ranging from one to five years.  Such agreements remain in effect for their then current term as long as our products are being distributed, but may be terminated by either party upon written notice.  We are generally entitled to terminate such agreements at anytime without cause upon payment of a termination fee.

Our distribution, bottling and co-packing arrangements are generally of short duration or are terminable upon our request. The Company also contracts harvesting of raw materials and associated distribution. The contract agreements with various relationships to the Company are generally a minimum of one year, which may be renewed thereafter for additional terms ranging from one, five, or fifteen years.

Intellectual Property

We have recognized the material impact on how to protect our intellectual property. Our intellectual property consists of our copyrighted website content, proprietary core raw material processes, and social media pages on Facebook. We intend to file a patent for our core raw material processes, however, we are still in the process of completing our application. The term BIRK is not a viable trademark. The “Sealand Birk” brand name, which has nearly 2 years in the marketplace throughout Denmark and the U.S., is one of our trade names that is used in labeling our products.

Trademarks

The Company intends to file applications to protect all of the Company’s trademarks and currently is the holder of two live trademarks. Birchia (85856815) and VitaBirk (85869058). The registration is valid as long as you timely file all post registration maintenance documents. You must file a “Declaration of Use under Section 8” between the fifth and sixth year following registration. In addition, you must file a combined “Declaration of Use and Application for Renewal under Sections 8 and 9” between the ninth and tenth year after registration, and every 10 years thereafter. If these documents are not timely filed, your registration will be cancelled and cannot be revived or reinstated.

Domain Names

Sealand owns three (3) domain names, which are sealandbirk.com, sealandnaturalresources.com and sealandnr.com.

Governmental Approval and Regulation

The production, distribution and sale in the United States of many of our products is subject to the Federal Food, Drug and Cosmetic Act, the Dietary Supplement Health and Education Act of 1994, the Occupational Safety and Health Act, various environmental statutes and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling, recycling and ingredients of such products.

Measures have been enacted in various localities and states that require that a deposit be charged for certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other deposit, recycling or product stewardship proposals have been introduced in certain states and localities and in Congress, and we anticipate that similar legislation or regulations may be proposed in the future at the local, state and federal levels, both in the United States and elsewhere. Any such legislative or regulatory changes may have a negative impact on our sales, operating costs and gross margins.

Our facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect upon our capital expenditures, net income or competitive position.

We are not aware of any incidences or circumstances where we are out of compliance with any governmental regulations.

The term BIRK is not a viable trademark. The “Sealand Birk” brand name, which has nearly 2 years in the marketplace throughout Denmark and the U.S., is one of our trade names that is used in labeling our products.

Employees

As of September 12, 2013, we have no full-time employees. Our officers, Lars Poulsen, Greg May, and Steve Matteson all contribute approximately forty hours per week on Company matters.

Corporate Information

Our principal executive offices are located at 50 W Liberty St. 880 Reno Nevada 89501. Our telephone number at this address is 800-688-0501.

Item 1A.  Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.  Properties.

Our principal executive offices are located at 50 W. Liberty St. 880 Reno Nevada 89501. We rent this office space and mailbox for $50 per month.

The Company has a month to month commercial lease for office and warehouse space at 1722 South Coast Highway, Oceanside, California 92054 for approximately $3,000 per month. This lease is listed as Exhibit 10.2 Additionally, the Company has a month to month lease for office space at Tuborg DK-2900, Hellerup, Denmark. The Company has arrangements with a number of logistical warehousing facilities throughout the USA and will expand these relationship throughout strategic locations based on distribution demands. The following lists those strategic locations:

Auburn Distribution Center

22 30th Street NE

Auburn, WA 98002

Moreno Valley Distribution Center

22150 Golden Crest Drive

Moreno Valley, CA 92553

York Distribution Center

225 Cross Farm Lane

York, PA 17406

Aurora Distribution Center

15965 East 32nd Avenue

Aurora, CO 80011

Lancaster Distribution Center

2100 Danieldale Road

Lancaster, TX 75134

Item 3.  Legal Proceedings.

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market For Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCBB and OTCQB under the symbol “SLNR.” The OTCBB and OTCQB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTCQB equity security generally is any equity that is not listed or traded on a national securities exchange.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB and OTCQB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCQB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions. Our common stock was not quoted prior to October 9, 2012.

	High	Low
Fiscal Year 2012
First quarter ended August 31, 2011	$-	$-
Second quarter ended November 30, 2011	$-	$-
Third quarter ended February 29, 2012	$-	$-
Fourth quarter ended May 31, 2012	$-	$-

Fiscal Year 2013
First quarter ended August 31, 2012	$-	$-
Second quarter ended November 30, 2012	$3.60	$3.59
Third quarter ended February 28, 2013	$5.88	$3.55
Fourth quarter ended May 31, 2013	$7.37	$6.10

Approximate Number of Equity Security Holders

As of September 12, 2013, there were approximately 80 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

The below issuances of shares were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Common Stock

During the year ended May 31, 2013, The Company received $350,000 for 87,500 shares of un-issued common stock.

The Company has recorded a stock subscription payable for 4,500 shares that are required to be issued per the service agreements listed above. The amount of this subscription is $28,800.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis Of Financial Condition and Results Of Operations.

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

Fiscal Year Ended May 31, 2013 Compared To Fiscal Year Ended May 31, 2012.

Our net loss for the fiscal year ended May 31, 2013 was $647,258 compared to a net loss of $320,109 for the fiscal year ended May 31, 2012. During fiscal year ended May 31, 2013, the Company generated revenue of $285,896, as compared to 18,298 for fiscal 2012. Revenue increase was attributable to establishing new sales contracts with new vendors , both domestic and international, and creating an online sales order system for customers to directly order product.

During the fiscal year ended May 31, 2013, we incurred general and administrative expenses of $827,561 compared to $303,891 incurred for the fiscal year ended May 31, 2012. Expenses increased primarily due to: a) increased scale and scope of business operations; b) greater emphasis on marketing and advertising efforts, and: c) professional and related fees associated with the merger.

The weighted average number of shares outstanding was 2,105,000 for the fiscal year ended May 31, 2013 compared to 1,178,201for the fiscal year ended May 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MAY 31, 2013

As of May 31, 2013, our current assets were $396,959and our total liabilities were $650,959. As of May 31, 2013, current assets were comprised of $34,297 in cash, $246,817 of receivables, $113,345 of inventory, and $2,500 in prepaid expenses. As of May 31, 2013, total liabilities were comprised of $20,000 in loans from Director, $395,959 in accounts payable, and $235,000 of notes payable.

As of May 31, 2013, our total assets were $499,353 comprised of current assets, furniture/equipment of $62,394, and $40,000 of deposits.  Stockholders’ deficit increased from $35,233 as of May 31, 2012 to $151,606 as of May 31, 2013.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the fiscal year ended May 31, 2013, net cash flows used in operating activities was $575,057. Net cash flows used in operating activities was $901,222 for the period from inception (May 13, 2012) to May 31, 2013.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended May 31, 2013 net cash provided by financing activities was $672,811. For the period from inception (May 13, 2012) to May 31, 2013, net cash provided by financing activities was $1,000,874.

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

GOING CONCERN

The independent auditors' report accompanying our May 31, 2013 and May 31, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

THOMAS J. HARRIS

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA 98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sealand Natural Resources, Inc.

We have audited the accompanying balance sheets of Sealand Natural Resources, Inc. (A Development Stage Company) as of May 31, 2012 and May 31, 2013, and the related statements of income, stockholders’ equity and cash flows for the period then ended, and the period May 23, 2011 (inception) to May 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sealand Natural Resources, Inc. (A Development Stage Company) as of May 31, 2012 and May 31, 2013 and the results of its operations and cash flows for the periods then ended and the period May 23, 2011 (inception) to May 31, 2013.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note # 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seattle, Washington

August 26, 2013

F-1

SEALAND NATURAL RESOURCES, INC.
FORMELY VITAS GROUP, INC.
(An Development Stage Enterprise)
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

Balance Sheet:
May 31, 2012 and May 31, 2013	F-3

Statements of Operations:
For the years ended May 31, 2012 and 2013	F-4

Statement of Retained Earnings/(Deficit)
May 31, 2012 and 2013	F-5

Statements of Cash Flows:
For the years ended May 31, 2012 and 2013	F-6

Notes to Financial Statements:
May 31, 2013	F-7

SEALAND NATURAL RESOURCES, INC.
FORMELY VITAS GROUP, INC.
(A Development Stage Enterprise)
Balance Sheet
Audited

	May 31,	May 31,
	2013	2012

ASSETS
Current assets:
Cash	$34,297	$781
Accounts receivable	246,817	4,077
Inventory	113,345	2,053
Prepaid wages	2,500
Total current assets	396,959	6,911

Fixed assets
Furniture and Equipment, net	62,394	1,043

Other assets
Deposits	40,000

Total assets	$499,353	$7,954

LIABILITIES
Current liabilities:
Accounts payable and accrued payables	$395,959	$-
Related party loans	20,000	43,187
Notes Payable	235,000	-

Total current liabilities	650,959	43,187

Total liabilities	650,959	43,187

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 authorized, 2,105,000 and 1,178,201 shares issued and outstanding	2,105	1,178
Capital in excess of par value	404,969	347,396
Stock subscription	378,800	(63,698)
Deficit accumulated during the development stage	(937,480)	(320,109)
Total stockholders' deficit	(151,606)	(35,233)
Total liabilities and stockholders' deficit	$499,353	$7,954

The accompanying notes are an integral part of these statements.

SEALAND NATURAL RESOURCES, INC.
FORMELY VITAS GROUP, INC.
(A Development Stage Enterprise)
Statement of Operations
Audited

			Cumulative,
			Inception,
			May 23,
	Year ended	Year ended	2011 through
	May 31,	May 31,	May 31,
	2013	2012	2013

Sales	$285,896	$18,298	$304,194

Cost of Sales	94,090	34,516	128,606

Gross Profit	191,806	(16,218)	175,588

General and administrative expenses:
Wages and salaries	209,230	207,600	416,830
Advertising and marketing	71,405	44,945	116,350
Legal and professional	366,054	5,894	371,948
Computer and internet	2,004	3,989	5,993
Travel and entertainment	37,968	6,196	44,164
Product development costs	88,853	4,600	93,453
Bank charges	2,977	1,611	4,588
Rent	33,000	21,998	54,998
Depreciation and amortization	2,887	74	2,961
Other office and miscellaneous	13,183	6,984	20,167
Total operating expenses	827,561	303,891	1,131,452
(Loss) from operations	(635,755)	(320,109)	(955,864)

Other income (expense):
Interest (expense)	(11,503)	-	(11,503)
Income/(Loss) before taxes	(647,258)	(320,109)	(967,367)

Provision/(credit) for taxes on income	-	-	-
Net Income/(loss)	$(647,258)	$(320,109)	$(967,367)

Basic earnings/(loss) per common share	$(0.31)	$(0.27)

Weighted average number of shares outstanding	2,105,000	1,178,201

The accompanying notes are an integral part of these statements.

SEALAND NATURAL RESOURCES, INC.
(A Development Stage Enterprise)
Statement of Shareholders Equity/(Deficit)
Audited

					(Deficit)
					Accumulated
			Additional		During the
	Common stock		Paid-in	Stock	Development
	Shares*	Amount	Capital	Subscription	Stage	Totals

Balance, May 23, 2011	-	$-	$-	$-	$-	$-

Founder shares issued	7,048	7	1,993		-	2,000

Common stock issued					-	-

Net (loss) for the period	-	-	-		-	-

Balance, May 31, 2011	7,048	7	1,993		-	2,000

Founder shares issued	704,796	705	199,295	(63,698)		136,302

Shares issued for cash	466,357	466	146,108			146,574

Net (loss) for the period					(320,109)	(320,109)

Balance, May 31, 2012	1,178,201	1,178	347,396	(63,698)	(320,109)	(35,233)

Shares issued in merger and Cancellation	926,799	927	57,573	63,698		122,198

Forgiveness of debt					29,887	29,887

Stock subscription per Service Agreements				28,800		28,800

Stock subscriptions for cash received shares not issued				350,000		350,000

Net (loss) for the period					(647,258)	(647,258)

Balance, May 31, 2013	2,105,000	$2,105	$404,969	$378,800	$(937,480)	$(151,606)

* Adjusted to post merger shares

The accompanying notes are an integral part of these statements.

SEALAND NATURAL RESOURCES, INC.
FORMELY VITAS GROUP, INC.
(A Development Stage Enterprise)
Statement of Cash Flows
Audited

			Cumulative,
			Inception,
			May 23,
	Year ended	Year ended	2011 through
	May 31,	May 31,	May 31,
	2013	2012	2013

Cash flows from operating activities:
Net income (loss)	$(647,258)	$(320,109)	$(967,367)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Forgiveness of debt	29,887		29,887
Common stock issued for services
Depreciation and amortization	2,887	74	2,961
Change in current assets and liabilities:
Accounts receivable	(242,740)	(4,077)	(246,817)
Inventory	(111,292)	(2,053)	(113,345)
Prepaid wages	(2,500)		(2,500)
Accounts payable and accrued expenses	395,959	-	395,959
Net cash flows from operating activities	(575,057)	(326,165)	(901,222)

Cash flows from investing activities:
Purchase of fixed assets	(64,238)	(1,117)	(65,355)
		-
Net cash flows from investing activities	(64,238)	(1,117)	(65,355)

Cash flows from financing activities:
Proceeds from sale of common stock	58,500	346,574	407,074
Deposits paid	(40,000)		(40,000)
Notes Payable	235,000	-	235,000
Stock subscription receivable	442,498	(63,698)	378,800
Related party transaction	(23,187)	43,187	20,000
Net cash flows from financing activities	672,811	326,063	1,000,874
Net cash flows	33,516	(1,219)	34,297

Cash and equivalents, beginning of period	781	2,000	-
Cash and equivalents, end of period	$34,297	$781	$34,297

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these statements.

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

May 31, 2013

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of May 31, 2013.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of May 31, 2013 and 2012.

Property and Equipment

The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years. As of May 31, 2013 and 2012 the company had recognized total depreciation expense of $2,887 and $74, respectively.

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

May 31, 2013

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

May 31, 2013

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

Development Stage Enterprise

The Company’s financial statements are prepared pursuant to the provisions of Topic 26, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and developing functional beverages that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage.

Stock Based Compensation

The Company recognizes stock-based compensation in accordance with ASC Topic 718 “Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

For non-employee stock-based compensation, we have adopted ASC Topic 505 “Equity-Based Payments to Non-Employees”, which requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC Topic 718.

Recently Issued Accounting Pronouncements

As of and May 31, 2013and 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of May 31, 2013, the Company had an accumulated deficit of $937,480. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

May 31, 2013

Note 3 - Related Party Transactions

The Company also incurred period expenses of $43,187 for product development costs for the year ending May 31, 2012. For the year ending May 31, 2013, the Company paid down this related party payable by $23,187. The balance on May 31, 2013 was $20,000.

The Company had a related party payable of $29,887. This note was cancelled and recorded as forgiveness of debt for the year ended May 31, 2013.

Note 4 – Service Agreements

On June 1, 2011, the Company entered into a Service Agreement with one of its Officers and Directors. The agreement requires the Company to pay the Officer a sum of $9,800 monthly fee plus de-minimus fringe benefits. The agreement is cancellable by either party with written notice of termination. In May of 2013, the Company modified this Service Agreement to include the issuance of 1,500 shares of the Company’s common stock paid out quarterly basis (on an annual basis). The modified agreement is effective January 1, 2013 and the 1,500 shares to be issued on March 31, 2013 have not been issued but have been accounted for as a stock subscription payable.

On June 1, 2011, the Company entered into a Service Agreement with one of its Officers and Directors. The agreement requires the Company to pay the Officer a sum of $7,500 monthly fee plus de-minimus fringe benefits. The agreement is cancellable by either party with written notice of termination. In May of 2013, the Company modified this Service Agreement to include the issuance of 1,500 shares of the Company’s common stock paid out quarterly basis (on an annual basis). The modified agreement is effective January 1, 2013 and the 1,500 shares to be issued on March 31, 2013 have not been issued but have been accounted for as a stock subscription payable. This service contract is for a foreign individual and the Company has accrued $11,745 in back-up withholding for the year ending May 31, 2013.

On January 1, 2013, the Company entered into a Service Agreement with one of its Officers. The agreement requires the Company to pay the Officer a sum of $2,500 monthly fee plus de-minimus fringe benefits. The agreement is cancellable by either party with written notice of termination. Additionally, the contract requires 1,500 shares of common stock paid out quarterly (on an annual basis). The 1,500 shares to be issued on March 31, 2013 have not been issued but have been accounted for as a stock subscription payable.

For the period ending May 31, 2013, The Company had accrued but not paid $40,122 of compensation based on the above service agreements. The Officers and Directors have agreed to eliminate this compensation liability. The Company eliminated through the statement of operations the accrued compensation of $40,122.

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

On February 13, 2013, The Company consummated a revised merger agreement with Vitas Group, Inc. The majority shareholders purchased 2,500,000 shares of Vitas Group Inc. (a Shell Company), which equates to 83.19% of its outstanding shares. These owners agreed to cancel 1,300,000 shares rather than the original 800,000 of the Vitas Group shares. The shareholders of Sealand Natural Resources will receive 1 share of Vitas for every 50.00 shares of Sealand stock rather than 28.377 shares based on a cancellation of 800,000 shares per the original agreement. The shareholders of Sealand will receive 1,200,000 shares of Vitas Group Inc. and the total outstanding shares of Vitas Group Inc. will be 2,105,000.

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

May 31, 2013

During the year ended May 31, 2013, The Company received $350,000 for 87,500 shares of un-issued common stock.

The Company has recorded a stock subscription payable for 4,500 shares that are required to be issued per the service agreements listed above. The amount of this subscription is $28,800.

Note 6 - Income Taxes

The provision (benefit) for income taxes for the years ended May 31, 2013, and 2012, were as follows:

	Year Ended May 31,
	2013	2012

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$209,906	$318,743
Change in valuation allowance	(209,906)	(318,743)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of May 31, 2013, and 2012, as follows:

	May 31,
	2013	2012

Loss carryforwards	$209,906	$318,743
Less - Valuation allowance	(209,906)	(318,743)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended May 31, 2012, and 2013, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of May 31, 2013, and 2012, the Company had approximately $937,480 and $320,109, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2037.

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

May 31, 2013

Note 7 – Merger

On February 13, 2013, The Company consummated a revised merger agreement with Vitas Group, Inc. The majority shareholders purchased 2,500,000 shares of Vitas Group Inc. (a Shell Company), which equates to 83.19% of its outstanding shares. These owners agreed to cancel 1,300,000 shares rather than the original 800,000 of the Vitas Group shares. The shareholders of Sealand Natural Resources will receive 1 share of Vitas for every 50.00 shares of Sealand stock rather than 28.377 shares based on a cancellation of 800,000 shares per the original agreement. The shareholders of Sealand will receive 1,200,000 shares of Vitas Group Inc. and the total outstanding shares of Vitas Group Inc. will be 2,105,000.

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

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

May 31, 2013

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

May 31, 2013

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

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

May 31, 2013

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

Note 8 – Convertible Notes Payable

In July 2012, the Company received a convertible notes payable in the amount of $10,000. The note carries an 8% rate of interest and can be converted into common stock at a strike price of $10.00 per share (adjusted for post-merger value).

In September 2012, the Company received a convertible notes payable in the amount of $125,000. The note carries an 8% rate of interest and can be converted into common stock at a strike price of $10.00 per share (adjusted for post-merger value).

In December 2012, the Company received a convertible notes payable in the amount of $100,000. The note carries an 8% rate of interest and can be converted into common stock at a strike price of $12.50 per share (adjusted for post-merger value).

Per ASC 480-55, the Company is required to calculate for a beneficial conversion feature when the conversion price is less than the value of the current trading price at time of issuance. The value of these conversions is more than the value of the trading price at the time of merger. The Company has determined that a beneficial conversion feature is not required to be recorded.

The balance of these notes at May 31, 2013 was $235,000 and the Company has accrued interest of $11,503.

Note 9 – Subsequent Events

On June 6, 2013, the Company issued 52,625 shares of common stock for payment of consulting services to Northstar.

On June 10, 2013, the Company issued 87,500 shares of common stock offset by the stock subscription payable for monies received in the last fiscal year.

On June 30, 2013, the Company recorded a stock subscription payable for the 4,500 shares required to be issued per the service agreements.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of May 31, 2013, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the  fourth quarter of the fiscal year ended May 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth information about our directors and executive officers as of the date of this Report and following the closing of the Change of Control:

Name	Age	Position
Lars Aarup Poulsen	59	Chief Executive Officer, President, and Chairman
Greg May	49	Chief Operating Officer, Vice President, and Director
Steve Matteson	41	Chief Financial Officer

Lars Aarup Poulsen, has served as the Chief Executive Officer, President, and Director of Vitas Group, Inc. sinceNovember 6, 2012.  Since 2007, Mr. Poulsen has been the CEO and head of sales of Sealand Living A/S. From 2003 to 2007, Mr. Poulsen was the Executive Director of Marketing of DK4 Group Broadcast/Network Station Europe. Mr. Poulsen graduated from Graphic Arts Institute of Denmark. Additionally, Mr. Poulsen graduated from the Copenhagen Business School

Greg May, has served as the Chief Operating Officer, Vice President, and Director of Vitas Group, Inc. since November 6, 2012.  Since 1987, Mr. May has been the CEO President of PSP International Inc., a company that manufacturer sporting goods and apparel for domestic and international sales. Mr. May received his Bachelor of Arts in Education from the United States International University.

Steve Matteson, has served as the Chief Financial Officer of Vitas Group, Inc. since November 6, 2012. Since 2005, Mr. Matteson has been the President of Twin Tiers Consulting, a firm that provides advisory and investment management services. In 2000, Mr. Matteson co-founded the boutique financial planning firm, Burns Matteson Capital Management, and served as its Chief Operations Officer until 2005. Mr. Matteson received an MBA from the University of South Carolina, a M.A. in International Business from Vienna University of Economic and Business Administration, and received his Bachelor’s degree in Business Administration from Mansfield University.

Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Compliance with Section 16(a) of the Exchange Act

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on May 13, 2012 to May 31, 2013 and subsequent thereto to the date of this prospectus.

The discussion below sets forth information with respect to the compensation awarded or paid by Sealand to Lars Aarup Poulsen, Greg May, and Steve Matteson with respect to Sealand’s period fiscal years ended May 31, 2012 and 2013 and compensation awarded to or paid by the Company to Irina Tchenikova with respect to the Company’s fiscal years ended May 31, 2012 and2013. These executive officers are referred to as the “named executive officers” throughout this Report.

Name and Principal Position	Year	Salary	Bonus		Stock Awards ($)(1)	Option Awards		Non-Qualified Deferred Compensation Earnings		All Other Compensation		Totals ($)

Lars AarupPoulsen President,
Chief Executive	2013	$43,900	$		$37,384	$		$		$		$81,284
Officer, and Chairman	2012	$30,066		$0	$59,934		$0		$0	$		$90,000

Greg May Vice President, Chief Operating	2013	$64,630			$41,215							105,845
Officer, and Director	2012	41,232		0	76,368		0		0			117,600

Steve Matteson	2013	12,500		0	$9,600		0		0		0	$22,100
Chief Financial Officer	2012	0		0	0		0		0		0	0

Irina Tchernikova, Former President, Chief Executive Officer, Chief Financial	2013	$0		$0	$0		$0		$0		$0	$0
Officer, and Director	2012	0		0	0		0		0		0	0

(1)	In lieu of cash payment, the Company awarded shares of common stock, par value $0.01, valued at the corresponding dollar amount.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of the date hereof for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days as of the date hereof.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the Closing Date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of Sealand Natural Resources Inc. 50 W Liberty St. #880, Reno, Nevada 89501

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock (1)
	Executive Officers and Directors
Common Stock	Lars Aarup Poulsen Chief Executive Officer, President and Chairman	253,050	(2)	12%
Common Stock	Greg May Chief Operating Officer, Vice President, and Director	812,200	(2)	39%
Common Stock	Steve Matteson Chief Financial Officer	5,000		* %

	Former Executive Officers and Directors
Common Stock	Irina Tchernikova Former President, Chief Executive Officer, and Chairman	0		0%

* Less than one percent (1%).

* Less than one percent (1%).

(1)	Based on 2,267,625 shares of common stock issued and outstanding as of the date hereof.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed below, during the year ended May 31, 2013, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

The Company also incurred period expenses of $43,187 for product development costs for the year ending May 31, 2012. For the year ending May 31, 2013, the Company paid down this related party payable by $23,187. The balance on May 31, 2013 was $20,000.

The Company had a related party payable of $29,887. This note was cancelled and recorded as other income for the year ended May 31, 2013.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Messrs. Lars Poulsen and Greg May are not considered independent because they are executive officers of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accountant Fees and Services.

During fiscal year ended May 31, 2013, we incurred approximately $25,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements.

Audit Fees

The aggregate fees billed by  Thomas J. Harris CPA for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended May 31, 2013 and May 31, 2012 and for the review of the Company’s financial statements for the periods ended August 31, 2012, November 30, 2012 and February 28, 2013 was $42,000.

Audit Related Fees

Audit related fees for year end 2013 and 2012 were approximately $2,000 and $0 respectively.

Tax Fees

For the Company’s fiscal years ended May 31, 2013 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company incurred $0 by our principal for the fiscal years ended May 31, 2013 and May 31, 2012.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this Annual Report.

Exhibits:

Exhibit Number		Description
2.1	(2)	Merger Agreement, dated February 15, 2013, by and among Vitas Group Inc. and Sealand Natural Resources Inc.
3.1	(1)	Articles of Incorporation.
3.2	(1)	Bylaws.
3.3	(3)	Articles of Merger
10.1	(2)	Cancellation Agreement, dated February 15, 2013, by and among Vitas Group Inc. and its principal shareholders.
10.2	(3)	Sealand Office and Warehouse Lease dated June 10, 2011
10.3	(3)	ISAA, LLC Consulting Agreement
10.4	(3)	Greg May Employment Agreement
10.5	(3)	Lars Poulsen Employment Agreement
10.6	(3)	Steve Matteson Employment Agreement
101.INS*		XBRL Instance Document
101.SCH*		XBRL Taxonomy Schema
101.CAL*		XBRL Taxonomy Calculation Linkbase
101.DEF*		XBRL Taxonomy Definition Linkbase
101.LAB*		XBRL Taxonomy Label Linkbase
101.PRE*		XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this annual report or purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 15, 2011.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2013.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALAND NATURAL RESOURCES INC.

Date: September 12, 2013	By:	/s/ Lars Poulsen
Lars Poulsen
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: September 12, 2013	By:	/s/ Steve Matteson
Steve Matteson
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 12, 2013	By:	/s/ Lars Poulsen
Lars Poulsen
President, Chief Executive Officer, and Director
(Duly Authorized Officer and Principal Executive Officer)

Date: September 12, 2013	By:	/s/ Steve Matteson
Steve Matteson
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: September 12, 2013	By:	/s/ Greg May
Greg May
Vice President, Chief operating Officer and Director
(Duly Authorized Officer)

