Form 10-Q
period 2013-08-31
Sealand Natural Resources Inc
filed 2013-10-15
CIK 1522236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended August 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-175590

SEALAND NATURAL RESOURCES INC.

(Exact name of registrant as specified in its charter)

Nevada	45-2416474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 W. Liberty Street #880 Reno, Nevada	89501
(Address of principal executive offices)	(Zip Code)

 (702) 530-8665

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☒  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐  No    ☒

As of October 11, 2013 there were 2,430,125 shares of common stock, $0.001 par value issued and outstanding.

SEALAND NATUREAL RESOURCES INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

August 31, 2013

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

         SEALAND NATURAL RESOURCES, INC.

         FORMELY VITAS GROUP, INC.

         (An Development Stage Enterprise)

         Index to Financial Statements

Balance Sheet:
August 31, 2013 and May 31, 2013	F-1

Statements of Operations:
For the three months ended August 31, 2013 and 2012	F-2

Statements of Cash Flows:
For the three months ended August 31, 2013 and 2012	F-3

Notes to Financial Statements:
August 31, 2013	F-4

           SEALAND NATURAL RESOURCES, INC.

           FORMELY VITAS GROUP, INC.

           (A Development Stage Enterprise)

           Balance Sheet

	August 31,	May 31,
	2013	2013
	Unaudited	Audited
ASSETS
Current assets:
Cash	$104,481	$34,297
Accounts receivable	219,027	246,817
Inventory	137,237	113,345
Prepaid wages	2,500	2,500
Total current assets	463,245	396,959

Fixed assets
Furniture and Equipment, net	60,867	62,394

Other assets
Deposits	57,189	40,000

Total assets	$581,301	$499,353

LIABILITIES
Current liabilities:
Accounts payable and accrued taxes	$135,302	$395,959
Related party loans	20,000	20,000
Notes Payable	235,000	235,000

Total current liabilities	390,302	650,959

Total liabilities	390,302	650,959

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 authorized, 2,305,125 and 2,105,000 shares issued and outstanding	2,305	2,105
Capital in excess of par value	1,267,367	404,969
Stock subscription	61,515	378,800
Deficit accumulated during the development stage	(1,140,188)	(937,480)
Total stockholders' deficit	190,999	(151,606)
Total liabilities and stockholders' deficit	$581,301	$499,353

The accompanying notes are an integral part of the statements

SEALAND NATURAL RESOURCES, INC.

FORMELY VITAS GROUP, INC.

(A Development Stage Enterprise)

Statement of Operations

Unaudited

			Cumulative,
			Inception,
	Three months	Three months	May 23,
	ended	ended	2011 through
	August 31,	August 31,	August 31,
	2013	2012	2013

Sales	$12,753	$-	$316,947

Cost of Sales	30,431		159,037

Gross Profit	(17,678)	-	157,910

General and administrative expenses:
Wages and salaries	97,551	-	514,381
Advertising and marketing	6,032	5,176	122,382
Legal and professional	41,223	1,483	383,284
Computer and internet	2,761	-	8,754
Travel and entertainment	6,422	1,629	50,586
Product development costs	3,766	-	97,219
Bank charges	1,572	-	6,160
Rent	15,126	6,000	70,124
Depreciation and amortization	1,527	-	4,488
Other office and miscellaneous	4,350	8,792	24,517
Total operating expenses	180,330	23,080	1,281,895
(Loss) from operations	(198,008)	(23,080)	(1,123,985)

Other income (expense):
Interest (expense)	(4,700)	-	(16,203)
Income/(Loss) before taxes	(202,708)	(23,080)	(1,140,188)

Provision/(credit) for taxes on income	-	-	-
Net Income/(loss)	$(202,708)	$(23,080)	$(1,140,188)

Basic earnings/(loss) per common share	$(0.09)	$(0.01)

Weighted average number of shares outstanding	2,135,000	3,005,000

The accompanying notes are an integral part of the statements

SEALAND NATURAL RESOURCES, INC.

FORMELY VITAS GROUP, INC.

(A Development Stage Enterprise)

Statement of Cash Flows

Unaudited

			Cumulative,
			Inception,
	Three months	Three months	May 23,
	ended	ended	2011 through
	August 31,	August 31,	August 31,
	2013	2012	2013

Cash flows from operating activities:
Net income (loss)	$(202,708)	$(23,080)	$(1,140,188)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Forgiveness of debt			29,887
Common stock issued for services	-
Depreciation and amortization	1,527		4,488
Change in current assets and liabilities:
Accounts receivable	27,790		(219,027)
Inventory	(23,892)	(10,907)	(137,237)
Prepaids		2,000	(2,500)
Accounts payable and accrued expenses	(260,657)	10,907	135,302
Net cash flows from operating activities	(457,940)	(21,080)	(1,329,275)

Cash flows from investing activities:
Purchase of fixed assets		(574)	(65,355)
		-
Net cash flows from investing activities	-	(574)	(65,355)

Cash flows from financing activities:
Proceeds from sale of common stock	590,000	6,000	1,239,785
Deposits paid	(17,189)		(57,189)
Notes Payable	-	10,000	235,000
Stock subscription receivable	(44,687)	799	61,515
Related party transaction			20,000
Net cash flows from financing activities	528,124	16,799	1,499,111
Net cash flows	70,184	(4,855)	104,481

Cash and equivalents, beginning of period	34,297	13,174	-
Cash and equivalents, end of period	$104,481	$8,319	$104,481

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of the statements

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

August 31, 2013

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of August 31, 2013.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of August 31, 2013 and May 31, 2013.

Property and Equipment

The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years. As of August 31, 2013 and May 31, 2013 the company had recognized total depreciation expense of $1,527 and $2,887, respectively.

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

August 31, 2013

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

August 31, 2013

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

Recently Issued Accounting Pronouncements

As of and August 31, 2013 and May 31, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of August 31, 2013, the Company had an accumulated deficit of $1,140,188. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

August 31, 2013

Note 3 - Related Party Transactions

The Company also incurred period expenses of $43,187 for product development costs for the year ending May 31, 2012. For the year ending May 31, 2013, the Company paid down this related party payable by $23,187. The balance on August 31, 2013 was $20,000.

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

On January 1, 2013, the Company entered into a Service Agreement with one of its Officers. The agreement requires the Company to pay the Officer a sum of $2,500 monthly fee plus de-minimus fringe benefits. The agreement is cancellable by either party with written notice of termination. Additionally, the contract requires 1,500 shares of common stock paid out quarterly (on an annual basis). The 1,500 shares to be issued on June 30, 2013 and March 31, 2013 have not been issued but have been accounted for as a stock subscription payable.

On July 2, 2013, the Company entered into a Service Agreement with one of its Officers. The agreement is cancellable by either party with written notice of termination. The Contract requires 1,500 shares of common stock paid out quarterly (on an annual basis). Additionally, this officer can earn an additional 5,000 shares when the Company achieves $2.0 million in net sales and an additional 5,000 shares with the Company achieves $3.0 million in net sales.

For the period ending August 31, 2013, The Company had accrued but not paid $1,314 of compensation based on the above service agreements. The Officers and Directors have agreed to eliminate this compensation liability. The Company eliminated through the statement of operations the accrued compensation of $1,314.

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

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

August 31, 2013

During the year ended May 31, 2013, The Company received $350,000 for 87,500 shares of common stock. These shares were issued during the 1st fiscal quarter.

The Company has recorded a stock subscription payable on March 31, 2013 for 4,500 shares that are required to be issued per the service agreements listed above. The amount of this subscription is $28,800.

During the fiscal quarter the Company issued 60,000 shares for cash at a price of $4.00 per share. The Company received $240,000.

On June 3, 2013, the Company issued 52,625 shares to Northstar to settle an open accounts payable. The value of these shares is $272,598.

The Company has recorded a stock subscription payable on June 30, 2013 for 4,500 shares that are required to be issued per the service agreements listed above. The amount of this subscription is $32,715.

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

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

August 31, 2013

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

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

August 31, 2013

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

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

August 31, 2013

STATEMENT OF PROFIT AND LOSS
For the year ended May 31, 2012

Sales	$18,298	$-	$18,298

Cost of Sales	34,516		34,516

Gross Profit	(16,218)	-	(16,218)

General and administrative expenses:
Wages and salaries	207,600		207,600
Advertising and marketing	44,945		44,945
Legal and professional	5,894		5,894
Computer and internet	3,989		3,989
Travel and entertainment	6,196		6,196
Research and development	4,600		4,600
Bank charges	1,611		1,611
Rent	21,998		21,998
Depreciation and amortization	74		74
Other office and miscellaneous	6,984	11,995	18,979

Total operating expenses	303,891	11,995	315,886

Net profit/(loss)	$(320,109)	$(11,995)	$(332,104

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

August 31, 2013

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

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

August 31, 2013

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

The balance of these notes at August 31, 2013 was $235,000 and the Company has accrued interest of $16,203.

Note 9 – Subsequent Events

On September 30, 2013, the Company recorded a stock subscription payable for the 6,000 shares required to be issued per the service agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on Form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

Sealand Natural Resources Inc. (the “Company”, “We”, or “Us”) is a research and new product development company that manufactures, markets and sells “new age functional beverages”, organic nutriceuticals, health supplements, organic raw materials and health food worldwide with the goal of delivering beneficial health effects to those who enjoy our 100% natural and organic products. Our mission is to become a leader in this category and we see the future as a growing market segment which fits our mission.

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

Plan of Operations

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

Over the next 12 months, our aim to drive sales growth of our flagship product, BIRK, focuses on three targets: 1) ongoing brand awareness via tradeshows, in store promotion, and other marketing campaigns; 2) additional consumer education on health information and the differentiation of our product vs. traditional soda and sports juices, and; 3) increasing our distribution network – being available in more retail outlets and increasing our presence online. It may be necessary to obtain additional working capital, via additional private placement proceeds or debt instruments in order to accomplish those goals, if working cash flow is not sufficient to sustain the efforts. However, we cannot make any assurance that we will be successful in obtaining additional financing or if the financing terms will be favorable to the Company.

Results of Operations

Comparison for the three months ended August 31, 2013 and 2012

Revenues

For the three months ended August 31, 2013 and 2012 we generated revenues of $12,753 and $0, respectively. Revenue increase was attributable to establishing new sales contracts with new vendors, both domestic and international, and creating an online sales order system for customers to directly order product.

Operating Expenses

Operating costs for the three months ended August 31, 2013 and 2012 were $180,330 and $23,080, respectively. These costs are connected to general and administrative expenses, which are comprised of wages and salaries, advertising, professional fees, and other related expenses. Expenses increased primarily due to: a) increased scale and scope of business operations; b) greater emphasis on marketing and advertising efforts, and: c) professional and related fees associated with the merger.

In the current quarter, as in prior quarters, we used common stock as a method of payment for certain services as incentive to its key employees.   We expect to continue these arrangements.

Net Loss

Our operating results have recognized losses in the amount of $202,708 and $23,080 for the three months ended August 31, 2013 and 2012, respectively.  The increase in the losses was attributable to additional expenditures in salaries and growth of the operations through expansion of the production/distribution channels.

Liquidity and Capital Resources

As of August 31, 2013, our current assets were $463,245 and our total liabilities were $390,302. As of August 31, 2013, current assets were comprised of $104,481 in cash, $219,027 of receivables, $137,237 of inventory, and $2,500 in prepaid wages. As of August 31, 2013, total liabilities were comprised of $20,000 in loans from Director, $135,302 in accounts payable, and $235,000 of notes payable.

As of August 31, 2013, our total assets were $581,301 comprised of current assets, furniture/equipment of 60,867, and $57,189 of deposits.  Stockholders’ deficit decreased from ($151,606) as of August 31, 2012 to $190,999 as of August 31, 2013.

Cash Flows From Operating Activities

We have not generated positive cash flows from operating activities. For the quarter ended August 31, 2013, net cash flows used in operating activities was $202,708. Net cash flows used in operating activities was $23,080 for the quarter ended August 31, 2012.

Cash Flows From Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the quarter ended August 31, 2013 net cash provided by financing activities was $528,124. For the period from inception (May 13, 2012) to August 31, 2013, net cash provided by financing activities was $1,226,513.

Going Concern

The independent auditors' report accompanying our August 31, 2013 and August 31, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future consolidated financial statements.

Critical Accounting Policies

Our significant accounting policies are presented in our notes to financial statements for the period ended August 31, 2013 contained in this Quarterly Report on Form 10-Q, and fiscal year ended May 31, 2013, which are contained in the Company’s 2013 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

The Company prepares its financial statements in conformity with GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with our board of directors; however, actual results could differ from those estimates.

We issue restricted stock to consultants for various services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Disclosure of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended August 31, 2013, the Company issued 60,000 shares for cash at a price of $4.00 per share to four investors. The Company received $240,000.

These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act. These shares of our common stock qualified for exemption under Section 4(2) since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

None

Item 6.  Exhibits

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

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sealand Natural Resources Inc.

Date: October 15, 2013	By:	/s/ Lars Poulsen
Lars Poulsen
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: October 15, 2013	By:	/s/ Steve Matteson
Steve Matteson
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

