Form 10-Q/A
period 2013-08-31
Sealand Natural Resources Inc
filed 2014-01-21
CIK 1522236

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

As of January 15, 2014 there were 2,579,625 shares of common stock, $0.001 par value issued and outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2013 originally filed with the Securities and Exchange Commission (“Commission”) on October 15, 2013 (the “Original Filing”) to restate our financial statements for the period ended August 31, 2013 which did not properly account for previously unrecognized receivables collected, general operating expenses incurred, and additional sales in your Denmark account.

Description of Restatement

Upon reconciliation of outstanding accounts receivables, it was observed that pending receivables outside the U.S. had been deposited into the Company’s bank account with Sydbank in Denmark instead of our U.S. Bank account. Payments to various service vendors were withdrawn from that account, as well. As a result of the restatement, revenue increased from $12,753 to $42,067, cash increased from $104,481 to $131,310, earning per share loss increased from $(0.09) to $(0.12) and cash flows from operating activities net income (loss) increased to $(433,086).

Items Amended in this Filing

This Amended Filing amends and restates the following items of our Original Filing for the quarterly period ended August 31, 2013:

Part I – Item 1. Financial Statements, including Note 3 Restatement of Previously Issued Financial Statements

Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I – Item 4. Controls and Procedures

Part II – Item 6. Exhibits

In accordance with applicable Commission rules, this Amended Filing includes new certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) from our Principal Executive Officer and Principal Financial Officer dated as of the date of filing this Amended Filing.

Except for the items noted above, no other information included in the Original Filing is being amended or updated by this Amended Filing. This Amended Filing continues to describe the conditions as of the date of the Original Filing, and, except as contained herein, we have not updated or modified the disclosures contained in the Original Filing. Accordingly, this Amended Filing should be read in conjunction with our filings made with the Commission subsequent to the filing of the Original Filing, including any amendment to those filings.

SEALAND NATUREAL RESOURCES INC.

TABLE OF CONTENTS

FORM 10-Q /A REPORT

August 31, 2013

		Page Number
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	4
Item 4.	Controls and Procedures.	7

PART II - OTHER INFORMATION

Item 6.	Exhibits.	8

SIGNATURES		9

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

SEALAND NATURAL RESOURCES, INC.
FORMELY VITAS GROUP, INC.
(An Development Stage Enterprise)

Table of Contents

Balance Sheets:
August 31, 2013 and May 31, 2013	F-1

Statements of Operations:
For the three months ended August 31, 2013 and 2012	F-2

Statements of Cash Flows:
For the three months ended August 31, 2013 and 2012	F-3

Notes to Financial Statements:
August 31, 2013	F-4

SEALAND NATURAL RESOURCES, INC.
FORMELY VITAS GROUP, INC.
(A Development Stage Enterprise)
Balance Sheets

	Restated
	August 31,	May 31,
	2013	2013
	Unaudited	Audited
ASSETS
Current assets:
Cash	$131,310	$34,297
Accounts receivable	142,016	246,817
Inventory	127,776	113,345
Prepaid wages	2,500	2,500
Total current assets	403,602	396,959

Fixed assets
Furniture and Equipment, net	60,867	62,394

Other assets
Deposits	55,214	40,000

Total assets	$519,683	$499,353

LIABILITIES
Current liabilities:
Accounts payable and accrued taxes	$118,668	$395,959
Related party loans	20,000	20,000
Notes Payable	235,000	235,000

Total current liabilities	373,668	650,959

Total liabilities	373,668	650,959

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 authorized, 2,305,125 and 2,105,000 shares issued and outstanding	2,305	2,105
Capital in excess of par value	1,267,367	404,969
Stock subscription	61,515	378,800
Deficit accumulated during the development stage	(1,185,172)	(937,480)
Total stockholders' deficit	146,015	(151,606)
Total liabilities and stockholders' deficit	$519,683	$499,353

The accompanying notes are an integral part of these statements.

SEALAND NATURAL RESOURCES, INC.
FORMELY VITAS GROUP, INC.
(A Development Stage Enterprise)
Statement of Operations
Unaudited

			Cumulative,
			Inception,
	Three months	Three months	May 23,
	ended	ended	2011 through
	August 31,	August 31,	August 31,
	2013	2012	2013

Sales	$42,067	$-	$346,261

Cost of Sales	48,605		177,211

Gross Profit	(6,538)	-	169,050

General and administrative expenses:
Wages and salaries	113,324	-	530,154
Advertising and marketing	12,023	5,176	128,373
Legal and professional	41,223	1,483	383,284
Computer and internet	2,761	-	8,754
Travel and entertainment	22,103	1,629	66,267
Product development costs	3,766	-	97,219
Bank charges	2,122	-	6,710
Rent	19,085	6,000	74,083
Depreciation and amortization	1,527	-	4,488
Other office and miscellaneous	18,520	8,792	38,687
Total operating expenses	236,454	23,080	1,338,019
(Loss) from operations	(242,992)	(23,080)	(1,168,969)

Other income (expense):
Interest (expense)	(4,700)	-	(16,203)
Income/(Loss) before taxes	(247,692)	(23,080)	(1,185,172)

Provision/(credit) for taxes on income	-	-	-
Net Income/(loss)	$(247,692)	$(23,080)	$(1,185,172)

Basic earnings/(loss) per common share	$(0.12)	$(0.01)

Weighted average number of shares outstanding	2,135,000	3,005,000

The accompanying notes are an integral part of these statements.

SEALAND NATURAL RESOURCES, INC.
FORMELY VITAS GROUP, INC.
(A Development Stage Enterprise)
Statement of Cash Flows
Unaudited

			Cumulative,
			Inception,
	Three months	Three months	May 23,
	ended	ended	2011 through
	August 31,	August 31,	August 31,
	2013	2012	2013

Cash flows from operating activities:
Net income (loss)	$(247,692)	$(23,080)	$(1,185,172)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Forgiveness of debt			29,887
Common stock issued for services	-
Depreciation and amortization	1,527		4,488
Change in current assets and liabilities:
Accounts receivable	104,801		(142,016)
Inventory	(14,431)	(10,907)	(127,776)
Prepaids		2,000	(2,500)
Accounts payable and accrued expenses	(277,291)	10,907	118,668
Net cash flows from operating activities	(433,086)	(21,080)	(1,304,421)

Cash flows from investing activities:
Purchase of fixed assets		(574)	(65,355)
		-
Net cash flows from investing activities	-	(574)	(65,355)

Cash flows from financing activities:
Proceeds from sale of common stock	590,000	6,000	1,239,785
Deposits paid	(15,214)		(55,214)
Notes Payable	-	10,000	235,000
Stock subscription receivable	(44,687)	799	61,515
Related party transaction			20,000
Net cash flows from financing activities	530,099	16,799	1,501,086
Net cash flows	97,013	(4,855)	131,310

Cash and equivalents, beginning of period	34,297	13,174	-
Cash and equivalents, end of period	$131,310	$8,319	$131,310

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these statements.

SEALAND NATURAL RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

RESTATED NOTES TO FINANCIAL STATEMENTS

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of August 31, 2013 and May 31, 2013 and for the three months ended August 31, 2013 and 2012 and for the period (inception) from May 23, 2011 through August 31, 2013.

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

Inventory

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis. The inventory consists of imported flavoring , bottle caps, and labels used to produce the Company’s all natural, organic birch tree beverage.

SEALAND NATURAL RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

RESTATED NOTES TO FINANCIAL STATEMENTS

August 31, 2013

Accounts receivable

Trade receivables are carried at original invoice amount. Management has determined that no allowance is necessary. The allowance for doubtful accounts is based on management estimates of accounts that will not be collected in the future. Receivables past due for more than 90 days are considered delinquent. Management determines uncollectible accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions and by using historical experience applied to an aging of accounts. Recoveries of trade receivables previously written off are recorded when received.

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

SEALAND NATURAL RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

RESTATED NOTES TO FINANCIAL STATEMENTS

August 31, 2013

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

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of August 31, 2013, the Company had an accumulated deficit of $1,185,172. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

SEALAND NATURAL RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

RESTATED NOTES TO FINANCIAL STATEMENTS

August 31, 2013

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

Note 3 – Restatement:

The financial statements have been revised to account for activity that had been excluded related to a bank account in Denmark. The resulting transactions affected the Company’s cash, accounts receivable, inventory, accounts payable and accrued expenses, sales, cost of sales, general and administrative expenses and earnings per share. In accordance with applicable Generally Accepted Accounting Principles (GAAP), the Company calculated and recognized adjustments accordingly.

On October 15, 2013, the Company filed with the Securities and Exchange Commission (“SEC”) its reviewed financial statements for the quarter ended August 31, 2013.   Following the discovery of various material errors the Company informed the SEC on January 10, 2014, that these financial statements could not be relied upon, and on January 20, 2014 filed its restated audited financial statements for the above mentioned periods.

The following table represents the effects of the subsequent and first restated statements as of August 31, 2013.

	Restated	Original
	8/31/2013	8/31/2013
Cash	$131,310	$104,481

Accounts receivable	$142,016	$219,027

Inventory	$127,776	$137,237

Deposits	$55,214	$57,189

Accounts payable and accrued expenses	$118,668	$135,302

Sales	$42,067	$12,753

Cost of Sales	$48,605	$30,431

General and Administrative expenses	$236,454	$180,330

Accumulated deficit	$(1,185,172)	$(1,140,188)

Earnings per share	$(0.12)	$(0.09)

Note 4 - Related Party Transactions

The Company also incurred period expenses of $43,187 for product development costs for the year ending May 31, 2012. For the year ending May 31, 2013, the Company paid down this related party payable by $23,187. The balance on August 31, 2013 was $20,000.

SEALAND NATURAL RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

RESTATED NOTES TO FINANCIAL STATEMENTS

August 31, 2013

The Company had a related party payable of $29,887. This note was cancelled and recorded as forgiveness of debt for the year ended May 31, 2013.

Note 5 – Service Agreements

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

On June 1, 2011, the Company entered into a Service Agreement with one of its Officers and Directors. The agreement requires the Company to pay the Officer a sum of $7,500 monthly fee plus de-minimus fringe benefits. The agreement is cancellable by either party with written notice of termination. In May of 2013, the Company modified this Service Agreement to include the issuance of 1,500 shares of the Company’s common stock paid out quarterly basis (on an annual basis). The modified agreement is effective January 1, 2013 and the 1,500 shares to be issued on March 31, 2013 have not been issued but have been accounted for as a stock subscription payable. This service contract is for a foreign individual and the Company has accrued $18,495 in back-up withholding for the year ending August 31, 2013.

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

Note 6 - Common Stock

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

On February 13, 2013, The Company consummated a revised merger agreement with Vitas Group, Inc. The majority shareholders purchased 2,500,000 shares of Vitas Group Inc. (a Shell Company), which equates to 83.19% of its outstanding shares. These owners agreed to cancel 1,300,000 shares rather than the original 800,000 of the Vitas Group shares. The shareholders of Sealand Natural Resources will receive 1 share of Vitas for every 50.00 shares of Sealand stock rather than 28.377 shares based on a cancellation of 800,000 shares per the original agreement. The shareholders of Sealand will receive 1,200,000 shares of Vitas Group Inc. and the total outstanding shares will be 2,105,000.

SEALAND NATURAL RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

RESTATED NOTES TO FINANCIAL STATEMENTS

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

Note 7 - Income Taxes

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

SEALAND NATURAL RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

RESTATED NOTES TO FINANCIAL STATEMENTS

August 31, 2013

As of May 31, 2013, and 2012, the Company had approximately $937,480 and $320,109, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2037.

Note 8 – Merger

On February 13, 2013, The Company consummated a revised merger agreement with Vitas Group, Inc. The majority shareholders purchased 2,500,000 shares of Vitas Group Inc. (a Shell Company), which equates to 83.19% of its outstanding shares. These owners agreed to cancel 1,300,000 shares rather than the original 800,000 of the Vitas Group shares. The shareholders of Sealand Natural Resources received 1 share of Vitas for every 50.00 shares of Sealand stock rather than 28.377 shares based on a cancellation of 800,000 shares per the original agreement. The shareholders of Sealand will receive 1,200,000 shares of Vitas Group Inc. and the total outstanding shares will be 2,105,000.

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

RESTATED NOTES TO FINANCIAL STATEMENTS

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

RESTATED NOTES TO FINANCIAL STATEMENTS

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

RESTATED NOTES TO FINANCIAL STATEMENTS

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

Note 9 – Convertible Notes Payable

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

Note 10 – Subsequent Events

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

Results of Operations

Comparison for the three months ended August 31, 2013 and 2012

Revenues

For the three months ended August 31, 2013 and 2012 we generated revenues of $42,067 and $0, respectively. Revenue increase was attributable to establishing new sales contracts with new vendors, both domestic and international, and creating an online sales order system for customers to directly order product.

Operating Expenses

Operating costs for the three months ended August 31, 2013 and 2012 were $236,454 and $23,080, respectively. These costs are connected to general and administrative expenses, which are comprised of wages and salaries, advertising, professional fees, and other related expenses. Expenses increased primarily due to: a) increased scale and scope of business operations; b) greater emphasis on marketing and advertising efforts, and: c) professional and related fees associated with the merger.

In the current quarter, as in prior quarters, we used common stock as a method of payment for certain services as incentive to its key employees.   We expect to continue these arrangements.

Net Loss

Our operating results have recognized losses in the amount of $247,692 and $23,080 for the three months ended August 31, 2013 and 2012, respectively.  The increase in the losses was attributable to additional expenditures in salaries and growth of the operations through expansion of the production/distribution channels.

Liquidity and Capital Resources

As of August 31, 2013, our current assets were $403,602 and our total liabilities were $373,668. As of August 31, 2013, current assets were comprised of $131,310 in cash, $142,016 of receivables, $127,776 of inventory, and $2,500 in prepaid wages. As of August 31, 2013, total liabilities were comprised of $20,000 in loans from Director, $118,668 in accounts payable, and $235,000 of notes payable.

As of August 31, 2013, our total assets were $519,683 comprised of current assets, furniture/equipment of 60,867, and $55,214 of deposits.  Stockholders’ deficit decreased from ($151,606) as of August 31, 2012 to $146,015 as of August 31, 2013.

Cash Flows From Operating Activities

We have not generated positive cash flows from operating activities. For the quarter ended August 31, 2013, net cash flows used in operating activities was $433,086. Net cash flows used in operating activities was $21,080 for the quarter ended August 31, 2012.

Cash Flows From Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the quarter ended August 31, 2013 net cash provided by financing activities was $530,099. For the period from inception (May 13, 2012) to August 31, 2013, net cash provided by financing activities was $1,501,086.

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that due to the material weakness discussed below, the Company's disclosure controls and procedures were not effective, as of the end of the quarter ended August 31, 2013, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of August 31, 2013, the Company determined that the following items constituted material weaknesses:

•	The Company does not have policies and procedures in place to ensure the timely review, disclosure and accurate financial reporting for significant agreements and transactions.

•	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function.

•	Management failed to properly account for previously unrecognized receivables collected, general operating expenses incurred, and additional sales in your Denmark account, which resulted in this restatement included in Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the period ended August 31, 2013.

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

Sealand Natural Resources Inc.

Date: January 21, 2014	By:	/s/ Lars Poulsen
Lars Poulsen
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: January 21, 2014	By:	/s/ Steve Matteson
Steve Matteson
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

