Form 10-Q
period 2013-11-30
Sealand Natural Resources Inc
filed 2014-01-21
CIK 1522236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended November 30, 2013

or

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

SEALAND NATUREAL RESOURCES INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

November 30, 2013

1

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

SEALAND NATURAL RESOURCES, INC.
FORMELY VITAS GROUP, INC.
(An Development Stage Enterprise)
Index to Financial Statement

Balance Sheets:
November 30, 2013 and May 31, 2013	F-1

Statements of Operations:
For the three and six months ended November 30, 2013 and 2012 and for the period (inception) May 23, 2011 through November 30, 2013	F-2

Statements of Cash Flows:
For the six months ended November 30, 2013 and 2012 and for the period (inception) May 23, 2011 through November 30, 2013	F-3

Notes to Financial Statements:
November 30, 2013	F-4

2

SEALAND NATURAL RESOURCES, INC.
FORMELY VITAS GROUP, INC.
(A Development Stage Enterprise)
Balance Sheets

	November 30,	May 31,
	2013	2013
	Unaudited	Audited
ASSETS
Current assets:
Cash	$122,456	$34,297
Accounts receivable	308,630	246,817
Inventory	92,709	113,345
Prepaids	2,222	2,500
Total current assets	526,017	396,959

Fixed assets
Furniture and Equipment, net	59,186	62,394

Other assets
Deposits	40,000	40,000
Prepaid consulting	431,250

Total assets	$1,056,453	$499,353

LIABILITIES
Current liabilities:
Accounts payable and accrued taxes	$128,776	$395,959
Related party loans	-	20,000
Notes Payable	225,650	235,000

Total current liabilities	354,426	650,959

Total liabilities	354,426	650,959

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 authorized,
2,441,125 and 2,105,000 shares issued and outstanding	2,441	2,105
Capital in excess of par value	2,331,186	404,969
Stock subscription	(131,240)	378,800
Deficit accumulated during the development stage	(1,500,360)	(937,480)
Total stockholders' deficit	702,027	(151,606)
Total liabilities and stockholders' deficit	$1,056,453	$499,353

The accompanying notes are an integral part of these statements.

SEALAND NATURAL RESOURCES, INC.
FORMELY VITAS GROUP, INC.
(A Development Stage Enterprise)
Statement of Operations
Unaudited

					Cumulative,
					Inception,
	Three months	Three months	Six months	Six months	May 23,
	ended	ended	ended	ended	2011 through
	November 30,	November 30,	November 30,	November 30,	November 30,
	2013	2012	2013	2012	2013

Sales	$221,368	$149	$263,435	$551	$567,629

Cost of Sales	146,367	2,704	194,973	9,018	323,578

Gross Profit	75,001	(2,555)	68,462	(8,467)	244,051

General and administrative expenses:
Wages and salaries	170,906	21,580	290,740	37,180	701,060
Advertising and marketing	32,372	8,959	40,426	13,718	160,745
Legal and professional	78,911	13,012	133,122	8,474	462,195
Computer and internet	4,887	650	7,715	3,487	13,641
Travel and entertainment	21,867	10,373	43,970	10,085	88,134
Product development costs	21,180	51,250	26,001	51,000	118,399
Bank charges	2,535	639	4,657	1,065	9,245
Rent	18,908	9,000	37,992	9,000	92,991
Depreciation and amortization	1,681		3,208	150	6,169
Other office and miscellaneous	9,693	1,444	11,563	15,097	48,381
Total operating expenses	362,940	116,907	599,394	149,256	1,700,960
(Loss) from operations	(287,939)	(119,462)	(530,932)	(157,723)	(1,456,909)

Other income (expense):
Interest (expense)	(27,248)	-	(31,948)	-	(43,451)
Income/(Loss) before taxes	(315,187)	(119,462)	(562,880)	(157,723)	(1,500,360)

Provision/(credit) for taxes on income	-	-	-	-	-
Net Income/(loss)	$(315,187)	$(119,462)	$(562,880)	$(157,723)	$(1,500,360)

Basic earnings/(loss) per common share	$(0.13)	$(0.01)	$(0.24)	$(0.01)

Weighted average number of shares outstanding	2,373,125	17,026,382	2,372,125	17,026,382

The accompanying notes are an integral part of these statements.

SEALAND NATURAL RESOURCES, INC.
FORMELY VITAS GROUP, INC.
(A Development Stage Enterprise)
Statement of Cash Flows
Unaudited

			Cumulative,
			Inception,
	Six months	Six months	May 23,
	ended	ended	2011 through
	November 30,	November 30,	November 30,
	2013	2012	2013

Cash flows from operating activities:
Net income (loss)	$(562,880)	$(157,723)	$(1,500,360)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Forgiveness of debt			29,887
Common stock issued for services	55,500		55,500
Depreciation and amortization	3,208	150	6,169
Amorization of BCF	17,650		17,650
Change in current assets and liabilities:
Accounts receivable	(61,813)	(551)	(308,630)
Inventory	20,636	(11,667)	(92,709)
Prepaids	278	-	(2,222)
Accounts payable and accrued expenses	(267,183)	-	287,183
Net cash flows from operating activities	(794,604)	(169,791)	(1,507,532)

Cash flows from investing activities:
Purchase of fixed assets		(574)	(65,355)
		-
Net cash flows from investing activities	-	(574)	(65,355)

Cash flows from financing activities:
Proceeds from sale of common stock	560,000	197,668	1,559,785
Deposits paid	-		(40,000)
Notes Payable	(27,000)	-	208,000
Stock subscription receivable	369,763	-	(52,442)
Related party transaction	(20,000)	11,848	20,000
Net cash flows from financing activities	882,763	209,516	1,695,343
Net cash flows	88,159	39,151	122,456

Cash and equivalents, beginning of period	34,297	781	-
Cash and equivalents, end of period	$122,456	$39,932	$122,456

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these statements.

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

November 30, 2013

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of November 30, 2013 and May 31, 2013 and for the three and six months ended November 30, 2013 and 2012 and for the period (inception) from May 23, 2011 through November 30, 2013.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of November 30, 2013 and May 31, 2013.

Property and Equipment

The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years. As of November 30, 2013 and May 31, 2013 the company had recognized total depreciation expense of $3,208 and $2,887, respectively.

Inventory

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis. The inventory consists of imported flavoring , bottle caps, and labels used to produce the Company’s all natural, organic birch tree beverage.

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

November 30, 2013

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

NOTES TO FINANCIAL STATEMENTS

November 30, 2013

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

Recently Issued Accounting Pronouncements

As of and November 30, 2013 and May 31, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of November 30, 2013, the Company had an accumulated deficit of $1,500,360. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

November 30, 2013

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

Note 3 – Restatement:

The financial statements have been revised to correct an error in accounting for the Company’s cash, accounts receivable, inventory, accounts payable and accrued expenses, sales, cost of sales, general and administrative expenses and earnings per share. In accordance with applicable Generally Accepted Accounting Principles (GAAP), the Company calculated and recognized adjustments accordingly.

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

Note 4 - Related Party Transactions

The Company also incurred period expenses of $43,187 for product development costs for the year ending May 31, 2012. For the year ending May 31, 2013, the Company paid down this related party payable by $23,187. The balance on November 30, 2013 was $20,000.

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

November 30, 2013

The Company had a related party payable of $29,887. This note was cancelled and recorded as forgiveness of debt for the year ended May 31, 2013.

Note 5 – Service Agreements

On June 1, 2011, the Company entered into a Service Agreement with one of its Officers and Directors. The agreement requires the Company to pay the Officer a sum of $9,800 monthly fee plus de-minimus fringe benefits. The agreement is cancellable by either party with written notice of termination. In May of 2013, the Company modified this Service Agreement to include the issuance of 1,500 shares of the Company’s common stock paid out quarterly basis (on an annual basis). The modified agreement is effective January 1, 2013 and the 1,500 shares to be issued on March 31, 2013, June 30, 2013 and September 30, 2013 have not been issued but have been accounted for as a stock subscription payable.

On June 1, 2011, the Company entered into a Service Agreement with one of its Officers and Directors. The agreement requires the Company to pay the Officer a sum of $7,500 monthly fee plus de-minimus fringe benefits. The agreement is cancellable by either party with written notice of termination. In May of 2013, the Company modified this Service Agreement to include the issuance of 1,500 shares of the Company’s common stock paid out quarterly basis (on an annual basis). The modified agreement is effective January 1, 2013 and the 1,500 shares to be issued on March 31, 2013, June 30, 2013 and September 30, 2013 have not been issued but have been accounted for as a stock subscription payable. This service contract is for a foreign individual and the Company has accrued $29,465 in back-up withholding for the period ending November 30, 2013.

On January 1, 2013, the Company entered into a Service Agreement with one of its Officers. The agreement requires the Company to pay the Officer a sum of $2,500 monthly fee plus de-minimus fringe benefits. The agreement is cancellable by either party with written notice of termination. Additionally, the contract requires 1,500 shares of common stock paid out quarterly (on an annual basis). The 1,500 shares to be issued on March 31, 2013, June 30, 2013 and September 30, 2013 were issued in October 2013. On October 1, 2013, the Company modified this contract. The modified contract now requires the issuance of 3,000 shares of stock a quarter (on an annual basis) and the Company will pay all related taxes on these shares through a payroll deduction.

On July 2, 2013, the Company entered into a Service Agreement with one of its Officers. The agreement is cancellable by either party with written notice of termination. The Contract requires 1,500 shares of common stock paid out quarterly (on an annual basis). Additionally, this officer can earn an additional 5,000 shares when the Company achieves $2.0 million in net sales and an additional 5,000 shares with the Company achieves $3.0 million in net sales. The Shares earned on September 30, 2013 were issued in October 2013.

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

On February 13, 2013, The Company consummated a revised merger agreement with Vitas Group, Inc. The majority shareholders purchased 2,500,000 shares of Vitas Group Inc. (a Shell Company), which equates to 83.19% of its outstanding shares. These owners agreed to cancel 1,300,000 shares rather than the original 800,000 of the Vitas Group shares. The shareholders of Sealand Natural Resources received 1 share of Vitas for every 50.00 shares of Sealand stock rather than 28.377 shares based on a cancellation of 800,000 shares per the original agreement. The shareholders of Sealand received 1,200,000 shares of Vitas Group Inc. and the total outstanding shares were 2,105,000.

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

November 30, 2013

During the year ended May 31, 2013, The Company received $350,000 for 87,500 shares of common stock. These shares were issued during the 1st fiscal quarter.

The Company has recorded a stock subscription payable on March 31, 2013 for 4,500 shares that are required to be issued per the service agreements listed above. The amount of this subscription is $28,800.

During the period March 1, 2013 through May 31, 2013, the Company issued 60,000 shares for cash at a price of $4.00 per share. The Company received $240,000. On June 3, 2013, the Company issued 52,625 shares to Northstar to settle an open accounts payable. The value of these shares is $272,598.

On September 9, 2013, the Company received $20,000 cash for 5,000 shares issued.

On September 23, 2013, the Company issued 125,000 shares and received $300,000 in cash. Additionally, the Company will receive an additional $200,000 in the form of a $100,000 line of credit for the Orskov Foods A/S Denmark unit and an additional $100,000 on June 15, 2014 if the Company reports total income in excess of $2,000,000 on their year-end financials. This $200,000 has been recorded as a stock subscription until enacted and collected.

As of November 30, 2013, the Company has not issued the shares applicable to the Service Agreements for two individuals. The Company has recorded a stock subscription of $68,760 for the 9,000 shares that have not been issued.

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

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

November 30, 2013

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

Note 8 – Merger

On February 13, 2013, The Company consummated a revised merger agreement with Vitas Group, Inc. The majority shareholders purchased 2,500,000 shares of Vitas Group Inc. (a Shell Company), which equates to 83.19% of its outstanding shares. These owners agreed to cancel 1,300,000 shares rather than the original 800,000 of the Vitas Group shares. The shareholders of Sealand Natural Resources received 1 share of Vitas for every 50.00 shares of Sealand stock rather than 28.377 shares based on a cancellation of 800,000 shares per the original agreement. The shareholders of Sealand received 1,200,000 shares of Vitas Group Inc. and the total outstanding shares were 2,105,000.

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

November 30, 2013

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

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

November 30, 2013

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

November 30, 2013

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

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

November 30, 2013

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

On November 22, 2013, the Company paid off $25,000 of these notes payable and paid an additional $3,500 of accrued interest.

On September 7, 2013, the Company entered into an agreement with Amalfi Coast Captial, whereby Amalfi will loan the Company the aggregate principal amount up to $108,000, with interest at the rate of eight percent (8%) per annum, until the maturity date of one year.

If the Note is not paid in full with interest on the maturity date, Amalfi has the right to convert this Note into restricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes at any time or times on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to $3.00 per share. The Company has recorded a beneficial conversion feature of $70,601. As of November 30, 2012, the Company has recorded $17,650 as interest expense. The balance of the beneficial conversion feature at November 30, 2012 was $52,951.

SEALAND NATURAL RESOURCES, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

November 30, 2013

Note 10 – Prepaid Consulting

The Company has entered into a consulting agreement with a shareholder that will sit on the Board of Directors for two years. The amount of consulting agreement is the difference between the discounted sale price of stock issued and the trading price on that day. The company has recorded this amount at $450,000 and will amortize the balance over 24 months. The balance on November 30, 2013 was $431,250.

Note 11 – Subsequent Events

On December 7, 2013, the Company entered into an agreement with Larkin Family Trust to renew their loan. Larkin will extend the current balance of $100,000 plus the accrued interest of $8,000 for one year with interest at the rate of eight percent (8%) per annum.

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

Results of Operations

Comparison for the three months ended November 30, 2013 and 2012

Revenues

For the three months ended November 30, 2013 and 2012 we generated revenues of $221,368 and $149, respectively. Revenue increase was attributable to establishing new sales contracts with new vendors, both domestic and international, and creating an online sales order system for customers to directly order product.

Operating Expenses

Operating costs for the three months ended November 30, 2013 and 2012 were $362,940 and $116,907, respectively. These costs are connected to general and administrative expenses, which are comprised of wages and salaries, advertising, professional fees, and other related expenses. Expenses increased primarily due to: a) increased scale and scope of business operations; b) greater emphasis on marketing and advertising efforts, and: c) professional and related consulting fees.

In the current quarter, as in prior quarters, we used common stock as a method of payment for certain services as incentive to its key employees.   We expect to continue these arrangements.

Net Loss

Our operating results have recognized losses in the amount of $287,939 and $119,462 for the three months ended November 30, 2013 and 2012, respectively.  The increase in the losses was attributable to additional expenditures in salaries and growth of the operations through expansion of the production/distribution channels.

Liquidity and Capital Resources

As of November 30, 2013, our current assets were $526,017 and our total liabilities were $354,426. As of November 30, 2013, current assets were comprised of $122,456 in cash, $308,630 of receivables, $92,709 of inventory, and $2,222 in prepaid items. As of November 30, 2013, total liabilities were comprised of $128,776 in accounts payable, and $225,650 of notes payable.

As of November 30, 2013, our total assets were $1,056,453 comprised of current assets, furniture/equipment of $59,186, $40,000 of deposits, and $431,250 of prepaid consulting.  Stockholders’ deficit decreased from ($27,750) as of November 30, 2012 to $702,027 as of November 30, 2013.

Cash Flows From Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended November 30, 2013, net cash flows used in operating activities was $794,604. Net cash flows used in operating activities was $169,791 for the six months period ended November 30, 2012.

Cash Flows From Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended November 30, 2013 net cash provided by financing activities was $882,763. For the six months period ended November 30, 2012, net cash provided by financing activities was $209,516.

Going Concern

The financial statements for the period ended November 30, 2013 contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Critical Accounting Policies

Our significant accounting policies are presented in our notes to financial statements for the period ended November 30, 2013 contained in this Quarterly Report on Form 10-Q, and fiscal year ended May 31, 2013, which are contained in the Company’s 2013 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that due to the material weakness discussed below, the Company's disclosure controls and procedures were not effective, as of the end of the quarter ended November 30, 2013, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of November 30, 2013, the Company determined that the following items constituted material weaknesses:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended November 30, 2013, the Company has issued 4,500 shares and 1,500 shares to two individuals pursuant to the Service Agreements.

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

