Form 10-Q
period 2014-02-28
Sealand Natural Resources Inc
filed 2014-04-21
CIK 1522236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended February 28, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-55172

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

As of April 21, 2014 there were 2,672,965 shares of common stock, $0.001 par value issued and outstanding.

SEALAND NATUREAL RESOURCES INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

February 28, 2014

2

PART I - FINANCIAL INFORMATION

SEALAND NATURAL RESOURCES, INC.
FORMELY VITAS GROUP, INC.
(An Development Stage Enterprise)
Table of Contents

Balance Sheets:
February 28, 2013 and May 31, 2013	F-1

Statements of Operations:
For the three and nine months ended February 28, 2014 and 2013 and for the period (inception) May 23, 2011 through February 28, 2014	F-2

Statements of Cash Flows:
For the nine months ended February 28, 2014 and 2013 and for the period (inception) May 23, 2011 through February 28, 2014	F-3

Notes to Financial Statements:
February 28, 2014	F-4

3

SEALAND NATURAL RESOURCES, INC.
FORMELY VITAS GROUP, INC.
(A Development Stage Enterprise)
Balance Sheets

	February 28,	May 31,
	2014	2013
	Unaudited	Audited
ASSETS
Current assets:
Cash	$582,695	$34,297
Accounts receivable	441,470	246,817
Inventory	112,602	113,345
Prepaids	6,500	2,500
Total current assets	1,143,267	396,959

Fixed assets
Furniture and Equipment, net	132,795	62,394

Other assets
Deposits	142,435	40,000
Prepaid rent	138,833

Total assets	$1,557,330	$499,353

LIABILITIES
Current liabilities:
Accounts payable and accrued taxes	$104,623	$395,959
Related party loans	-	20,000
Notes Payable	216,000	235,000

Total current liabilities	320,623	650,959

Total liabilities	320,623	650,959

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 authorized,
2,589,625 and 2,105,000 shares issued and outstanding	2,590	2,105
Capital in excess of par value	4,110,627	404,969
Stock subscription	854,131	378,800
Deficit accumulated during the development stage	(3,730,641)	(937,480)
Total stockholders' deficit	1,236,707	(151,606)
Total liabilities and stockholders' deficit	$1,557,330	$499,353

SEALAND NATURAL RESOURCES, INC.
FORMELY VITAS GROUP, INC.
(A Development Stage Enterprise)
Statement of Operations
Unaudited

					Cumulative,
					Inception,
	Three months	Three months	Nine months	Nine months	May 23,
	ended	ended	ended	ended	2011 through
	February 28,	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013	2014

Sales	$156,234	$244,765	$419,669	$245,317	$723,863

Cost of Sales	153,643	125,851	348,616	134,868	477,222

Gross Profit	2,591	118,914	71,053	110,449	246,641

General and administrative expenses:
Wages and salaries	85,073	52,350	290,740	89,530	707,570
Advertising and marketing	11,841	12,332	52,267	32,697	168,617
Legal and professional	746,351	12,121	792,373	20,595	1,164,321
Computer and internet	1,791	3,456	9,506	6,944	15,499
Travel and entertainment	39,823	4,283	83,793	14,368	127,957
Product development costs	24,125	30,000	49,274	30,000	142,727
Bank charges	2,999	361	7,656	1,558	12,244
Rent	34,331	9,000	72,323	18,000	127,321
Depreciation and amortization	2,591	150	5,799	300	8,760
Stock discount expense	772,619		1,222,619		1,222,619
Other office and miscellaneous	23,635	4,969	165,348	78,469	185,515
Total operating expenses	1,745,179	129,022	2,751,698	292,461	3,883,150
(Loss) from operations	(1,742,588)	(10,108)	(2,680,645)	(182,012)	(3,636,509)

Other income (expense):
Interest (expense)	(80,568)	(6,759)	(112,516)	(6,759)	(124,019)
Income/(Loss) before taxes	(1,823,156)	(16,867)	(2,793,161)	(188,771)	(3,760,528)

Provision/(credit) for taxes on income	-	-	-	-	-
Net Income/(loss)	$(1,823,156)	$(16,867)	$(2,793,161)	$(188,771)	$(3,760,528)

Basic earnings/(loss) per common share	$(0.78)	$(0.00)	$(1.19)	$(0.06)

Weighted average number of shares outstanding	2,347,313	3,405,000	2,347,313	3,405,000

SEALAND NATURAL RESOURCES, INC.
FORMELY VITAS GROUP, INC.
(A Development Stage Enterprise)
Statement of Cash Flows
Unaudited

			Cumulative,
			Inception,
	Nine months	Nine months	May 23,
	ended	ended	2011 through
	February 28,	February 28,	February 28,
	2014	2013	2014

Cash flows from operating activities:
Net income (loss)	$(2,793,161)	$(188,771)	$(3,760,528)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Effects of reverse merger		14,477
Forgiveness of debt			29,887
Common stock issued for services	176,340		176,340
Depreciation and amortization	5,799	300	8,760
Amorization of BCF	112,516		112,516
Change in current assets and liabilities:
Accounts receivable	(194,653)	(244,410)	(441,470)
Inventory	743	(161,034)	(112,602)
Prepaids	(142,833)	-	(145,333)
Accounts payable and accrued expenses	(291,336)	16,307	104,623
Net cash flows from operating activities	(3,126,585)	(563,131)	(4,027,807)

Cash flows from investing activities:
Purchase of fixed assets	(76,200)	(574)	(141,555)
		-
Net cash flows from investing activities	(76,200)	(574)	(141,555)

Cash flows from financing activities:
Proceeds from sale of common stock	3,425,287	126,070	3,824,361
Deposits paid	(102,435)		(142,435)
Notes Payable	(27,000)	235,000	216,000
Stock subscription receivable	475,331	(63,698)	854,131
Related party transaction	(20,000)	265,791	-
Net cash flows from financing activities	3,751,183	563,163	4,752,057
Net cash flows	548,398	(542)	582,695

Cash and equivalents, beginning of period	34,297	781	-
Cash and equivalents, end of period	$582,695	$239	$582,695

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SEALAND NATURAL RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

February 28, 2014

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of February 28, 2014 and May 31, 2013 and for the three and nine months ended February 28, 2014 and 2013 and for the period (inception) from May 23, 2011 through February 28, 2014.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of February 28, 2014 and May 31, 2013.

Property and Equipment

The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years. As of February 28, 2014 and May 31, 2013 the company had recognized total depreciation expense of $5,799 and $2,887, respectively.

Inventory

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis. The inventory consists of imported flavoring , bottle caps, and labels used to produce the Company’s all natural, organic birch tree beverage.

SEALAND NATURAL RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

February 28, 2014

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

February 28, 2014

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

Recently Issued Accounting Pronouncements

As of and February 28, 2014 and May 31, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of February 28, 2014, the Company had an accumulated deficit of $3,730,641. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

SEALAND NATURAL RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

February 28, 2014

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

Note 4 - Related Party Transactions

The Company also incurred period expenses of $43,187 for product development costs for the year ending May 31, 2012. For the year ending May 31, 2013, the Company paid down this related party payable by $23,187. The Company was forgiven this payable and recorded the forgiveness as other income in the period ending August 31, 2013.

SEALAND NATURAL RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

February 28, 2014

The Company had a related party payable of $29,887. This note was cancelled and recorded as forgiveness of debt for the year ended May 31, 2013.

Note 5 – Service Agreements

On June 1, 2011, the Company entered into a Service Agreement with one of its Officers and Directors. The agreement requires the Company to pay the Officer a sum of $9,800 monthly fee plus de-minimus fringe benefits. The agreement is cancellable by either party with written notice of termination. In May of 2013, the Company modified this Service Agreement to include the issuance of 1,500 shares of the Company’s common stock paid out quarterly basis (on an annual basis). The modified agreement is effective January 1, 2013 and the 1,500 shares to be issued on March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013 have not been issued but have been accounted for as a stock subscription payable.

On June 1, 2011, the Company entered into a Service Agreement with one of its Officers and Directors. The agreement requires the Company to pay the Officer a sum of $7,500 monthly fee plus de-minimus fringe benefits. The agreement is cancellable by either party with written notice of termination. In May of 2013, the Company modified this Service Agreement to include the issuance of 1,500 shares of the Company’s common stock paid out quarterly basis (on an annual basis). The modified agreement is effective January 1, 2013 and the 1,500 shares to be issued on March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013 have not been issued but have been accounted for as a stock subscription payable.

On January 1, 2013, the Company entered into a Service Agreement with one of its Officers. The agreement requires the Company to pay the Officer a sum of $2,500 monthly fee plus de-minimus fringe benefits. The agreement is cancellable by either party with written notice of termination. Additionally, the contract requires 1,500 shares of common stock paid out quarterly (on an annual basis). The 1,500 shares to be issued on March 31, 2013, June 30, 2013 and September 30, 2013 were issued in October 2013. On October 1, 2013, the Company modified this contract. The modified contract now requires the issuance of 3,000 shares of stock a quarter (on an annual basis) and the Company will pay all related taxes on these shares through a payroll deduction. On December 31, 2013, the Company issued 1,500 shares of the $3,000 shares to be issued. The remaining $1,500 shares have been accounted for as a stock subscription payable.

On July 2, 2013, the Company entered into a Service Agreement with one of its Officers. The agreement is cancellable by either party with written notice of termination. The Contract requires 1,500 shares of common stock paid out quarterly (on an annual basis). Additionally, this officer can earn an additional 5,000 shares when the Company achieves $2.0 million in net sales and an additional 5,000 shares with the Company achieves $3.0 million in net sales. The Shares earned on September 30, 2013 were issued in October 2013 and the 1,500 shares were issued on December 31, 2013.

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

February 28, 2014

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

On December 1, 2013 the Company issued 51,000 shares of stock to Michael Larkin for consultancy services and recognized $539,000 in expense.

On December 31, 2013, the Company issued 3,000 shares of stock as part of their service agreements with two key individuals. The Company recognized $35,250 in stock based compensation expense.

The Company received $550,000 in cash but has not issued the shares of stock. This amount has been recorded as a stock subscription as of February 28, 2014.

During the period ending February 28, 2014, the Company issued 94,500 shares of stock for $567,000 in cash.

During the period ending February 28, 2014, the Company issued stock at below fair market value. The Company issued shares at an average price of $6 per share when the going market rates was approximately $10 to $11 per share. The Company recognized $1,222,619 as stock discount expense.

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

SEALAND NATURAL RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

February 28, 2014

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

February 28, 2014

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

SEALAND NATURAL RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

February 28, 2014

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

February 28, 2014

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

SEALAND NATURAL RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

February 28, 2014

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

In December 2012, the Company received a convertible notes payable in the amount of $100,000. The note carries an 8% rate of interest and can be converted into common stock at a strike price of $12.50 per share (adjusted for post-merger value). On December 1, 2013, the Company re-negotiated this convertible note. The Company renewed the note at $108, 000, which includes accrued interest of $8,000. There is also a conversion factor that allows the holder to convert these shares at $3 per share. The Company has recorded a beneficial conversion feature of $258,840. The balance of this beneficial conversion feature at February 28, 2014 was $205,508.

On September 7, 2013, the Company entered into an agreement with Amalfi Coast Captial, whereby Amalfi will loan the Company the aggregate principal amount up to $108,000, with interest at the rate of eight percent (8%) per annum, until the maturity date of one year.

If the Note is not paid in full with interest on the maturity date, Amalfi has the right to convert this Note into restricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes at any time or times on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to $3.00 per share. The Company has recorded a beneficial conversion feature of $70,601. As of February 28, 2014, the Company has recorded $44,886 as interest expense. The balance of the beneficial conversion feature at February 28, 2014 was $25,715.

SEALAND NATURAL RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

February 28, 2014

Note 10 – Subsequent Events

Management has reviewed events between February 28, 2014 and the date the financials were issued, April 19, 2014, and there were no significant events identified for disclosure.

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

Results of Operations

Comparison for the three and nine months ended February 28, 2014 and 2013

Revenues

For the three months ended February 28, 2014, we generated revenues of $156,234, as compared to $244,765 for the same period in 2013. For the nine months ended February 28, 2014, we generated revenues of $419,669, as compared to $245,317 for the same period in 2013. The decrease in revenue for the quarter was attributable to the timing of orders. Some customers that placed orders in the 2013 comparison quarter did not, due to cyclical nature of the business, reorder in the current fiscal quarter. The increase in revenue for the nine months was attributable to establishing new sales contracts with new vendors, both domestic and international.

Operating Expenses

Operating costs for the three months ended February 28, 2014 were $1,745,179, as compared to $129,022 for the same period in 2013. Operating costs for the nine months ended February 28, 2014 were $2,751,698, as compared to $292,461 for the same period in 2013.  These costs are connected to general and administrative expenses, which are comprised of wages and salaries, advertising, professional fees, and other related expenses. Expenses increased primarily due to: a) increased scale and scope of business operations; b) greater emphasis on marketing and advertising efforts, and: c) professional and related consulting fees.

In the current quarter, as in prior quarters, we used common stock as a method of payment for certain services as incentive to its key employees.   We expect to continue these arrangements.

Net Loss

Our net loss for the three months ended February 28, 2014 was ($1,823,156) as compared to ($16,867) for the same period in 2013. Our net loss for the nine months ended February 28, 2014 was ($2,793,161) as compared to ($188,771) for the same period in 2013. The increase in the losses was mainly attributable to the expenses associated with issuing stock at a discount for capital investments and increased outside consulting services.

Liquidity and Capital Resources

As of February 28, 2014, our current assets were $1,143,267 and our total liabilities were $320,623. As of February 28, 2014, current assets were comprised of $582,695 in cash, $441,470 of receivables, $112,602 of inventory, and $6,500 in prepaid items. As of February 28, 2014, total liabilities were comprised of $104,623 in accounts payable, and $216,000 of notes payable.

As of February 28, 2014, our total assets were $1,557,330 comprised of current assets, furniture/equipment of $132,795, $142,435 of deposits, and $138,833 of prepaid rent.  Stockholders’ deficit decreased from $702,027 as of February 28, 2014 to $1,236,707 as of February 28, 2014.

Cash Flows From Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended February 28, 2014, net cash flows used in operating activities was $3,126,585. Net cash flows used in operating activities was $563,131 for the nine months ended February 28, 2013.

Cash Flows From Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended February 28, 2014, net cash provided by financing activities was $3,751,183. For the nine month period ended February 28, 2013, net cash provided by financing activities was $563,163.

Going Concern

The financial statements for the period ended February 28, 2014 contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Critical Accounting Policies

Our significant accounting policies are presented in our notes to financial statements for the period ended February 28, 2014 contained in this Quarterly Report on Form 10-Q, and fiscal year ended May 31, 2013, which are contained in the Company’s 2013 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that due to the material weakness discussed below, the Company's disclosure controls and procedures were not effective, as of the end of the quarter ended February 28, 2014, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of February 28, 2014, the Company determined that the following items constituted material weaknesses:

•	The Company does not have policies and procedures in place to ensure the timely review, disclosure and accurate financial reporting for significant agreements and transactions.

•	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function.

•	Management failed to properly account for previously unrecognized receivables collected, general operating expenses incurred, and additional sales in your Denmark account, which resulted in the restatement included in Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the period ended August 31, 2013.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended February 28, 2014, the Company issued 3,000 shares of stock as part of their service agreements with two key individuals.

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

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

None

Item 6.  Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

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

Sealand Natural Resources Inc.

Date: April 21, 2014	By:	/s/ Lars Poulsen
Lars Poulsen
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 21, 2014	By:	/s/ Steve Matteson
Steve Matteson
Chief Financial Officer
(Principal Financial and Accounting Officer)

