Form 10-Q/A
period 2014-02-28
Sealand Natural Resources Inc
filed 2014-07-16
CIK 1522236

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

As of July 15, 2014 there were 2,749,029 shares of common stock, $0.001 par value issued and outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2014 originally filed with the Securities and Exchange Commission (“Commission”) on April 21, 2014 (the “Original Filing”) to restate our financial statements for the period ended February 28, 2014 which did not properly account for some expenses pertaining to legal and professional fees, product development costs, stock discount expense, and other office and miscellaneous expenses.

Description of Restatement

There was an inputting error in the financial statements that resulted in our not properly accounting for some expenses pertaining to legal and professional fees, product development costs, stock discount expense, and other office and miscellaneous expenses. As a result of the restatement, total operating expenses increased from $1,745,179 to $2,152,304, net loss increased from $(1,823,156) to $(2,230,281), and loss per share increased from $(0.78) to $(0.95).

Items Amended in this Filing

This Amended Filing amends and restates the following items of our Original Filing for the quarterly period ended February 28, 2014:

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

2

SEALAND NATUREAL RESOURCES INC.

TABLE OF CONTENTS

FORM 10-Q /A REPORT

February 28, 2014

3

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

4

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

SEALAND NATURAL RESOURCES, INC.

FORMELY VITAS GROUP, INC.

(A Development Stage Enterprise)

Statement of Operations

Unaudited

					Cumulative,
	Restated				Inception,
	Three months	Three months	Nine months	Nine months	May 23,
	ended	ended	ended	ended	2011 through
	February 28,	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013	2014

Sales	$156,234	$244,765	$419,669	$245,317	$723,863

Cost of Sales	153,643	125,851	348,616	134,868	477,222

Gross Profit	2,591	118,914	71,053	110,449	246,641

General and administrative expenses:
Wages and salaries	85,073	52,350	290,740	89,530	707,570
Advertising and marketing	11,841	12,332	52,267	32,697	168,617
Legal and professional	659,251	12,121	792,373	20,595	1,164,321
Computer and internet	1,791	3,456	9,506	6,944	15,499
Travel and entertainment	39,823	4,283	83,793	14,368	127,957
Product development costs	23,273	30,000	49,274	30,000	142,727
Bank charges	2,999	361	7,656	1,558	12,244
Rent	34,331	9,000	72,323	18,000	127,321
Depreciation and amortization	2,591	150	5,799	300	8,760
Stock discount expense	1,222,619		1,222,619		1,222,619
Other office and miscellaneous	68,712	4,969	165,348	78,469	185,515
Total operating expenses	2,152,304	129,022	2,751,698	292,461	3,883,150
(Loss) from operations	(2,149,713)	(10,108)	(2,680,645)	(182,012)	(3,636,509)

Other income (expense):
Interest (expense)	(80,568)	(6,759)	(112,516)	(6,759)	(124,019)
Income/(Loss) before taxes	(2,230,281)	(16,867)	(2,793,161)	(188,771)	(3,760,528)

Provision/(credit) for taxes on income	-	-	-	-	-
Net Income/(loss)	$(2,230,281)	$(16,867)	$(2,793,161)	$(188,771)	$(3,760,528)

Basic earnings/(loss) per common share	$(0.95)	$(0.00)	$(1.19)	$(0.06)

Weighted average number of shares outstanding	2,347,313	3,405,000	2,347,313	3,405,000

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

Recently Issued Accounting Pronouncements

As of February 28, 2014 and May 31, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

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

First Restatement:

The financial statements have been revised to correct an error in accounting for the Company’s cash, accounts receivable, inventory, accounts payable and accrued expenses, sales, cost of sales, general and administrative expenses and earnings per share. In accordance with applicable Generally Accepted Accounting Principles (GAAP), the Company calculated and recognized adjustments accordingly.

On October 15, 2013, the Company filed with the Securities and Exchange Commission (“SEC”) its reviewed financial statements for the quarter ended August 31, 2013.   Following the discovery of various material errors the Company informed the SEC on January 10, 2014, that these financial statements could not be relied upon, and on January 21, 2014 filed its restated audited financial statements for the above mentioned periods.

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

SEALAND NATURAL RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

February 28, 2014

Second Restatement:

The financial statements have been revised to correct an error in accounting for the Company’s operating expenses, current period net loss and earnings per share for the three month period ending February 28, 2014. In accordance with applicable Generally Accepted Accounting Principles (GAAP), the Company calculated and recognized adjustments accordingly.

On April 21, 2014, the Company filed with the Securities and Exchange Commission (“SEC”) its reviewed financial statements for the quarter ended February 28, 2014.   Following the discovery of various material errors the Company informed the SEC on July 14, 2014, that these financial statements could not be relied upon, and on July 15, 2014 filed its restated audited financial statements for the above mentioned periods.

The following table represents the effects of the subsequent and first restated statements for the three months ended February 28, 2014.

	Restated	Original

Total operating expenses	$2,152,304	$1,745,179

Net loss for period	$(2,230,281)	$(1,823,156)

Earnings per share	$(0.95)	$(0.78)

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

Results of Operations

Comparison for the three and nine months ended February 28, 2014 and 2013

Revenues

For the three months ended February 28, 2014, we generated revenues of $156,234, as compared to $244,765 for the same period in 2013. For the nine months ended February 28, 2014, we generated revenues of $419,669, as compared to $245,317 for the same period in 2013. The decrease in revenue for the quarter was attributable to the timing of orders. Some customers that placed orders in the 2013 comparison quarter did not, due to the cyclical nature of the business, reorder in the current fiscal quarter. The increase in revenue for the nine months was attributable to establishing new sales contracts with new vendors, both domestic and international.

Operating Expenses

Operating costs for the three months ended February 28, 2014 were $2,152,304, as compared to $129,022 for the same period in 2013. Operating costs for the nine months ended February 28, 2014 were $2,751,698, as compared to $292,461 for the same period in 2013.  These costs are connected to general and administrative expenses, which are comprised of wages and salaries, advertising, professional fees, stock discount expense, and other related expenses. Expenses generally increased due to the increased scale and scope of our business operations and a greater emphasis on marketing and advertising efforts. The specific expenses that increased the most for the three months and nine months ended February 28, 2014 were legal and professional fees and stock discount expense.

Our legal and professional fees for the three months ended February 28, 2014 were $659,251, as compared to $12,121 for the same period in 2013. Our legal and professional fees for the nine months ended February 28, 2014 were $792,373, as compared to $20,595 for the same period in 2013. The reasons for the increase were: 1) the increased compliance and regulatory expense of being a public company; and 2) our increased distribution presence and our hiring of professionals in the beverage industry as well as other consultants.

Our stock discount expense for the three months and nine months ended February 28, 2014 was $1,222,619, as compared to $0 for the same periods in 2013. The reason for the increase was due to various rounds of PIPE fundraising in which investors received stock at below fair market value. The Company issued shares at an average price of $6 per share when the going market rate was approximately $10 to $11 per share.

In the current quarter, as in prior quarters, we used common stock as a method of payment for certain services as incentive to our key employees.   We expect to continue these arrangements.

Net Loss

Our net loss for the three months ended February 28, 2014 was ($2,230,281) as compared to ($16,867) for the same period in 2013. Our net loss for the nine months ended February 28, 2014 was ($2,793,161) as compared to ($188,771) for the same period in 2013. The increase in the losses was mainly attributable to the increase in legal and professional fees and stock discount expense discussed above as well as the increase in wages and salaries and interest expense.

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

As of February 28, 2014, our total assets were $1,557,330 comprised of current assets, furniture/equipment of $132,795, $142,435 of deposits, and $138,833 of prepaid rent.  Stockholders’ deficit increased from $702,027 as of November 30, 2013 to $1,236,707 as of February 28, 2014.

Cash Flows From Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended February 28, 2014, net cash flows used in operating activities was $(3,126,585). Net cash flows used in operating activities was $(563,131) for the nine months ended February 28, 2013. Uncollected accounts receivables may adversely impact liquidity and require the Company to seek additional outside capital to fund operations. Accounts receivables represented a significant portion of sales as we experienced a delay in receiving payments that was longer than anticipated due to shipping delays, travel time delays, and a longer introduction period to customers. In addition, in limited circumstances, payment terms to a customer may be extended beyond those stated in the contract, in order to assist product success in the market with that customer.

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

Critical Accounting Policies

Our significant accounting policies are presented in our notes to financial statements for the period ended February 28, 2014 contained in this Amendment No. 1 on Form 10-Q/A, and fiscal year ended May 31, 2013, which are contained in the Company’s 2013 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Amendment No. 1 on Form 10-Q/A. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that due to the material weakness discussed below, the Company's disclosure controls and procedures were not effective, as of the end of the quarter ended February 28, 2014, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Amendment No. 1 to Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

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

Sealand Natural Resources Inc.

Date: July 15, 2014	By:	/s/ Lars Poulsen
Lars Poulsen
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 15, 2014	By:	/s/ Steve Matteson
Steve Matteson
Chief Financial Officer
(Principal Financial and Accounting Officer)

