Form 10-K
period 2014-05-31
Sealand Natural Resources Inc
filed 2014-09-15
CIK 1522236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-175590

SEALAND NATURAL RESOURCES INC.

(Exact name of registrant as specified in its charter)

Nevada	45-2416474
(State or Other Jurisdiction of	IRS Employer
Incorporation or Organization)	Identification Number

50 W. Liberty Street #880 Reno, Nevada 89501

 (Address of principal executive offices)

(702) 530-8665

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, November 29, 2013: $13,923,361.25.

As of September 10, 2014, the registrant had 2,717,029 shares of common stock issued and outstanding.

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

In connection with the closing of the Merger Agreement, Messrs. Poulsen and May, Vitas’ principal shareholders, agreed to each cancel 650,000 shares of the common stock that they owned in Vitas, 1,300,000 shares in the aggregate, and to issue 1,200,000 shares (fifty shares of Sealand was converted into 1 validly issued share of Vitas) to shareholders of Sealand, who acquired a majority interest in Vitas in February 2013 for the purpose of the Merger. Additionally, the existing Officers and Directors from Vitas remained as Directors and Officers.

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

The Company’s initial focus is the “alternative” beverage category, which combines non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, single-serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks, and single-serve still water (flavored, unflavored and enhanced) with “new age” beverages, including sodas that are considered natural, sparkling juices and flavored sparkling beverages. According to the Beverage Marketing Corporation, domestic U.S. wholesale sales in 2013 for the “alternative” beverage category of the market are estimated at approximately $36.18 billion, representing an increase of approximately 5.2% over the estimated domestic U.S. wholesale sales in 2012 of approximately $34.4 billion. Additionally, the Company has other products in development to add to the Company’s product sales pipeline. We believe that one of the keys to success in the beverage industry is differentiation, making our brands research proven and visually distinctive from other beverages on the shelves of retailers.

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

Intellectual Property

We have recognized the material impact on how to protect our intellectual property. Our intellectual property consists of our copyrighted website content, proprietary core raw material processes, and social media pages on Facebook. We intend to file a patent for our core raw material processes, however, we are still in the process of completing our application. The term BIRK is not a viable trademark. The “Sealand Birk” brand name, which has nearly 3 years in the marketplace throughout Denmark and the U.S., is one of our trade names that is used in labeling our products.

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

Employees

As of September 10, 2014, we have no full-time employees. Our officers, Lars Poulsen, Greg May, and Steve Matteson all contribute approximately forty hours per week on Company matters.

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

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market For Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCBB and OTCQB under the symbol “SLNR.” The OTCBB and OTCQB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. An OTCQB equity security generally is any equity that is not listed or traded on a national securities exchange.

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

	High	Low

Fiscal Year 2013
First quarter ended August 31, 2012	$-	$-
Second quarter ended November 30, 2012	$3.60	$3.45
Third quarter ended February 28, 2013	$5.88	$3.45
Fourth quarter ended May 31, 2013	$7.37	$5.88

Fiscal Year 2014
First quarter ended August 31, 2013	$8.13	$6.70
Second quarter ended November 30, 2013	$10.24	7.15
Third quarter ended February 28, 2014	$12.45	8.75
Fourth quarter ended May 31, 2014	$13.00	9.25

Approximate Number of Equity Security Holders

As of September 10, 2014, there were approximately 102 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

2014 Equity Incentive Award Plan

On March 31, 2014, with the written consent of a majority of our stockholders, our Board of Directors adopted the Company’s 2014 Equity Incentive Award Plan (the “Incentive Plan”) The Incentive Plan gives us the ability to grant stock options, restricted stock, stock appreciation rights (SARs), and other stock-based awards (collectively, “Awards”) to employees or consultants of the Company or of any subsidiary of the Company and to non-employee members of our Board of Directors. Our Board of Directors believes that adoption of the Incentive Plan is in the best interests of our company and our stockholders because the ability to grant stock options and make other stock-based awards under the Incentive Plan is an important factor in attracting, stimulating and retaining qualified and distinguished personnel with proven ability and vision to serve as employees, officers, consultants or members of the Board of Directors of our company and our subsidiaries, and to chart our course towards continued growth and financial success. Therefore, our Board of Directors believes the Incentive Plan will be a key component of our compensation program.

On April 1, 2014, 1,500 shares of our common stock were granted under the Incentive Plan to an employee who is not an executive offer pursuant to his employment agreement with the Company.

As of May 31, 2014, 398,500 shares of our common stock reserved for grants under the Incentive Plan remained available for future grants under the Incentive Plan.

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

Common Stock

On June 3, 2013, the Company issued 52,625 shares to Northstar to settle an open accounts payable. The value of these shares is $210,500.

During the month of July 2013, the Company issued 12,500 shares of common stock for $50,000 cash.

During the month of August 2013, the Company issued 47,500 shares of common stock for $190,000 cash.

During the month of September 2013, the Company issued 130,000 shares of common stock for $520,000.

During September 2013, the Company issued 1,500 shares pursuant to a consulting agreement and recognized stock based compensation expense of $13,875.

During October 2013, the Company issued 4,500 shares pursuant to a consulting agreement and recognized stock based compensation expense of $34,380.

As of November 30, 2013, the Company has not issued the shares to be issued pursuant to the service agreements with two individuals. The Company has recorded a stock subscription of $68,760 for the 9,000 shares that have not been issued.

On December 1, 2013 the Company issued 51,000 shares of stock to Michael Larkin for consultancy services and recognized $538,949 in expense.

During the month of December 2013, the Company issued 94,500 shares of common stock for $567,000 cash.

During the month of January 2014, the Company issued 3,000 shares pursuant to a consulting agreement and recognized stock based compensation expense of $35,250.

The Company received $550,000 in cash but has not issued the shares of stock. This amount has been recorded as a stock subscription as of February 28, 2014. These 83,340 shares were issued in May 2014.

On March 31, 2014, the Company recorded stock based compensation expense for three key individuals. The Company recorded an expense of $71,940 but did not issue the 6,000 shares. The Company has recorded these shares as a stock subscription payable.

During the month of April 2014, the Company received cash of $810,000 for shares of common stock. These shares have not been issued and the amounts have been recorded as a stock subscription payable.

On April 1, 2014, the Company issued 1,500 shares of stock shares pursuant to a service agreement with one individual. The Company recognized $17,985 in stock based compensation expense.

On April 12, 2014, the Company issued 3,250 shares of common stock for professional services rendered. The Company recorded an expense of $39,975.

During the month of April 2014, the Company issued 800 shares of common stock that was purchased in February 2012 but never issued.

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

Fiscal Year Ended May 31, 2014 Compared To Fiscal Year Ended May 31, 2013.

Our net loss for the fiscal year ended May 31, 2014 was $2,613,285 compared to a net loss of $647,258 for the fiscal year ended May 31, 2013. During fiscal year ended May 31, 2014, the Company generated revenue of $565,630, as compared to $285,896 for fiscal 2013. Revenue increase was attributable to establishing new sales contracts with new vendors, both domestic and international, and creating an online sales order system for customers to directly order product.

During the fiscal year ended May 31, 2014, we incurred general and administrative expenses of $2,529,180 compared to $827,561 incurred for the fiscal year ended May 31, 2013. Expenses increased primarily due to: a) increased scale and scope of business operations; b) greater emphasis on marketing and advertising efforts, and: c) professional and related fees largely due to consultant contracts and the ongoing costs of regulatory filings.

Specifically, our legal and professional expenses, both cash and stock, for the fiscal year ended May 31, 2014 were $1,445,851, as compared to $366,054 for the fiscal year ended May 31, 2013. The reasons for the increase were: 1) increased compliance and regulatory expense of being a public company; and 2) increased distribution presence and the hiring of professionals in the beverage industry as well as other consultants.

The weighted average number of shares outstanding was 2,351,113 for the fiscal year ended May 31, 2014 compared to 2,105,000 for the fiscal year ended May 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MAY 31, 2014

As of May 31, 2014, our current assets were $1,498,784 and our total liabilities were $407,198. As of May 31, 2014, current assets were comprised of $810,433 in cash, $530,637 of receivables, $109,628 of inventory, and $48,086 in prepaid expenses. As of May 31, 2014, total liabilities were comprised of $49,198 in accounts payable and accrued taxes, $108,000 of notes payable, and $250,000 of accounts receivable holdback liability.

As of May 31, 2014, our total assets were $1,734,363 comprised of current assets, furniture/equipment of $85,579, and $150,000 of deposits.  Stockholders’ deficit decreased from ($151,606) as of May 31, 2013 to a positive $1,327,165 as of May 31, 2014.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the fiscal year ended May 31, 2014, net cash flows used in operating activities was $1,905,985. Net cash flows used in operating activities was $575,057 for the fiscal year ended May 31, 2013. Uncollected accounts receivables may adversely impact liquidity and require the Company to seek additional outside capital to fund operations.

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

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended May 31, 2014 net cash provided by financing activities was $2,713,702. For the fiscal year ended May 31, 2013, net cash provided by financing activities was $672,811.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory and raw materials; (ii) developmental expenses associated with a development stage business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

GOING CONCERN

The independent auditors' report accompanying our May 31, 2014 and May 31, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

SEALAND NATURAL RESOURCES INC.

FORMERLY VITAS GROUP, INC.

(A Development Stage Enterprise)

Table of Contents

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets:
May 31, 2014 and 2013	F-2

Statements of Operations:
For the year ended May 31, 2014 and 2013 and for the period (inception) May 23, 2011 through May 31, 2014	F-3

Statements of Retained Earnings/(Deficits)
May 31, 2014	F-4

Statements of Cash Flows:
For the year ended May 31, 2014 and 2013 and for the period (inception) May 23, 2011 through May 31, 2014	F-5

Notes to Financial Statements:
May 31, 2014	F-6

HARRIS & GILLESPIE CPA’S, PLLC

CERTIFIED PUBLIC ACCOUNTANT’S

3901 STONE WAY N., SUITE 202

SEATTLE, WA 98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sealand Natural Resources Inc.

We have audited the accompanying balance sheets of Sealand Natural Resources Inc. (A Development Stage Company) as of May 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended and for the period from May 23, 2011 (inception) to May 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sealand Natural Resources Inc. (A Development Stage Company) as of May 31, 2014 and 2013 and the results of its operations and cash flows for the periods then ended and for the period from May 23, 2011 (inception), to May 31, 2014 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, the company has had significant operating losses; a working capital deficiency and its need for new capital raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HARRIS & GILLESPIE CPA’S, PLLC

Seattle, Washington

September 9, 2014

SEALAND NATURAL RESOURCES INC.

FORMERLY VITAS GROUP, INC.

(A Development Stage Enterprise)

Balance Sheets

	May 31,	May 31,
	2014	2013
	Audited	Audited
ASSETS
Current assets:
Cash	$810,433	$34,297
Accounts receivable	530,637	246,817
Inventory	109,628	113,345
Prepaids	48,086	2,500
Total current assets	1,498,784	396,959

Fixed assets
Furniture and Equipment, net	85,579	62,394

Other assets
Security deposits on land useage	150,000	40,000

Total assets	$1,734,363	$499,353

LIABILITIES
Current liabilities:
Accounts payable and accrued taxes	$49,198	$395,959
Related party loans	-	20,000
Notes Payable	108,000	235,000
Accounts receivable holdback liability	250,000

Total current liabilities	407,198	650,959

Total liabilities	407,198	650,959

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 authorized, 2,678,515 and 2,105,000 shares issued and outstanding	2,679	2,105
Capital in excess of par value	3,898,776	404,969
Stock subscription	1,003,575	378,800
Deficit accumulated during the development stage	(3,577,865)	(937,480)
Total stockholders' deficit	1,327,165	(151,606)
Total liabilities and stockholders' deficit	$1,734,363	$499,353

The accompanying notes are an integral part of these statements.

SEALAND NATURAL RESOURCES INC.

FORMERLY VITAS GROUP, INC.

(A Development Stage Enterprise)

Statement of Operations

Audited

			Cumulative,
			Inception,
			May 23,
	Year ended	Year ended	2011 through
	May 31,	May 31,	May 31,
	2014	2013	2014

Sales	$565,630	$285,896	$869,824

Cost of Sales	541,200	94,090	669,806

Gross Profit	24,430	191,806	200,018

General and administrative expenses:
Wages and salaries	384,684	209,230	801,514
Advertising and marketing	147,019	71,405	263,369
Legal and professional	1,067,451	366,054	1,439,399
Stock based professional fees	378,400		378,400
Computer and internet	11,997	2,004	17,990
Travel and entertainment	153,123	37,968	197,287
Product development costs	100,383	88,853	193,836
Bank charges	8,515	2,977	13,103
Rent	109,087	33,000	164,085
Depreciation and amortization	8,396	2,887	11,357
Other office and miscellaneous	160,125	13,183	180,292
Total operating expenses	2,529,180	827,561	3,660,632
(Loss) from operations	(2,504,750)	(635,755)	(3,460,614)

Other income (expense):
Interest (expense)	(150,069)	(11,503)	(161,572)
Gain on Conversion of Notes	41,534		41,534
Income/(Loss) before taxes	(2,613,285)	(647,258)	(3,580,652)

Provision/(credit) for taxes on income	-	-	-
Net Income/(loss)	$(2,613,285)	$(647,258)	$(3,580,652)

Basic earnings/(loss) per common share	$(1.11)	$(0.31)

Weighted average number of shares outstanding	2,351,113	2,105,000

The accompanying notes are an integral part of these statements.

SEALAND NATURAL RESOURCES INC.

FORMERLY VITAS GROUP, INC.

(A Development Stage Enterprise)

Statement of Shareholders Equity/(Deficit)

Audited

					(Deficit)
					Accumulated
			Additional		During the
	Common stock		Paid-in	Stock	Development
	Shares*	Amount	Capital	Subscription	Stage	Totals

Balance, May 23, 2011	-	$-	$-	$-	$-	$-

Founder shares issued	7,048	7	1,993		-	2,000

Common stock issued					-	-

Net (loss) for the period	-	-	-		-	-

Balance, May 31, 2011	7,048	7	1,993		-	2,000

Founder shares issued	704,796	705	199,295	(63,698)		136,302

Shares issued for cash	466,357	466	146,108			146,574

Net (loss) for the period					(320,109)	(320,109)

Balance, May 31, 2012	1,178,201	1,178	347,396	(63,698)	(320,109)	(35,233)

Shares issued in merger and Cancellation	926,799	927	57,573	63,698		122,198

Forgiveness of debt					29,887	29,887

Stock subscription per Service Agreements				28,800		28,800

Stock subscriptions for cash received shares not issued				350,000		350,000

Net (loss) for the period					(647,258)	(647,258)

Balance, May 31, 2013	2,105,000	2,105	404,969	378,800	(937,480)	(151,606)

Shares issued for cash	502,965	503	2,345,424			2,345,927

Shares issued for services	70,550	71	769,983			770,054

Return of capital					(27,100)	(27,100)

Stock subscription per Service Agreements				164,775		164,775

Stock subscriptions for cash received shares not issued				460,000		460,000

Stock option plan transactions			378,400			378,400

Net (loss) for the period					(2,613,285)	(2,613,285)

Balance, May 31, 2014	2,678,515	$2,679	$3,898,776	$1,003,575	$(3,577,865)	$1,327,165

* Adjusted to post merger shares

The accompanying notes are an integral part of these statements.

SEALAND NATURAL RESOURCES INC.

FORMERLY VITAS GROUP, INC.

(A Development Stage Enterprise)

Statement of Cash Flows

Audited

			Cumulative,
			Inception,
			May 23,
	Year ended	Year ended	2011 through
	May 31,	May 31,	May 31,
	2014	2013	2014

Cash flows from operating activities:
Net income (loss)	$(2,613,285)	$(647,258)	$(3,580,652)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Forgiveness of debt	(27,100)	29,887	2,787
Common stock issued for services	770,054		101,490
Depreciation and amortization	8,396	2,887	11,357
Stock option plan	378,400		378,400
Change in current assets and liabilities:
Accounts receivable	(283,820)	(242,740)	(530,637)
Inventory	3,717	(111,292)	(109,628)
Prepaids	(45,586)	(2,500)	(48,086)
Accounts receivable holdback liability	250,000		250,000
Accounts payable and accrued expenses	(346,761)	395,959	49,198
Net cash flows from operating activities	(1,905,985)	(575,057)	(3,475,771)

Cash flows from investing activities:
Purchase of fixed assets	(31,581)	(64,238)	(96,936)
		-
Net cash flows from investing activities	(31,581)	(64,238)	(96,936)

Cash flows from financing activities:
Proceeds from sale of common stock	2,345,927	58,500	3,421,565
Deposits paid	(110,000)	(40,000)	(150,000)
Notes Payable	(127,000)	235,000	108,000
Stock subscription receivable	624,775	442,498	1,003,575
Related party transaction	(20,000)	(23,187)	-
Net cash flows from financing activities	2,713,702	672,811	4,383,140
Net cash flows	776,136	33,516	810,433

Cash and equivalents, beginning of period	34,297	781	-
Cash and equivalents, end of period	$810,433	$34,297	$810,433

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$(6,000)	$-	$(6,000)
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these statements.

SEALAND NATURAL RESOURCES INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

May 31, 2014

Note 1 - Summary of Significant Accounting Policies

General Organization and Business

Sealand Natural Resources Inc. (“Sealand ” or the “Company”) is a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on May 23, 2011. The Company engages in the manufacture, distribution, sales and marketing of all natural functional beverages, nutriceuticals, health supplements and the harvesting of organic raw materials. The Company integrates critical scientific, environmental and medical competencies in three core areas: exploration/discovery, characterization of health benefits, and the ability to scale up new and natural consumer products for commercial use.

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 “Development-Stage Entities.”

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ended May 31, 2014 and 2013 and for the period (inception) from May 23, 2011 through May 31, 2014.

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

Cash and cash equivalents

The Company maintains a cash balance in an interest and non-interest-bearing accounts. At times, cash balances may be in excess of the FDIC Insurance limit. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of May 31, 2014 and 2013.

Property and Equipment

The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years. As of May 31, 2014 and 2013 the company had recognized total depreciation expense of $8,396 and $2,887, respectively.

Inventory

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis. The inventory consists of imported flavoring , bottle caps, and labels used to produce the Company’s all natural, organic birch tree beverage.

Accounts receivable

Trade receivables are carried at original invoice amount. Management has determined that no allowance for uncollectible accounts is necessary. The allowance for doubtful accounts is based on management estimates of accounts that will not be collected in the future. Receivables past due for more than 90 days are considered delinquent. Management determines uncollectible accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions and by using historical experience applied to an aging of accounts. Recoveries of trade receivables previously written off are recorded when received. Accounts receivables represents a significant portion of sales as we experienced a delay in receiving payments that was longer than anticipated due to travel time delays and modifications that were made to the terms because of these delays.

SEALAND NATURAL RESOURCES INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

May 31, 2014

On February 20, 2014, the Company entered into a factoring agreement and received $250,000 for certain accounts listed on their accounts receivable. The Company has an obligation to repurchase these shares if the receivable is never collected. Due to this obligation the Company has recorded an accounts receivable holdback liability. The balance of this liability as of May 31, 2014 was $250,000.

Revenue Recognition Policy

Revenue from the sale of goods is recognized when the following conditions are satisfied:

-	The Company has transferred to the buyer the significant risks and rewards of ownership of the goods;
-	The Company retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold;
-	The amount of revenue can be measured reliably;
-	It is probable that the economic benefits associated with the transaction will flow to the entity; and
-	The costs incurred or to be incurred in respect to the transaction can be measured reliably

The time that all of the conditions listed above are satisfied varies with each vendor depending on the specific terms to which the Company and each vendor agree. The range of terms varies from pre-paid sales to 120 day payment.

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

Convertible Debentures:

Beneficial Conversion Features – If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded as a debt discount pursuant to FASB ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

SEALAND NATURAL RESOURCES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

May 31, 2014

Debt Discount – The Company determines of the convertible debenture should be accounted for as liability or equity under FASB ASC 480, Liabilities – Distinguishing Liabilities from Equity. FASB ASC 480, applies to certain contract involving a company’s own equity, and requires that issuers classify the following freestanding financial instruments as liabilities. Mandatorily redeemable financial instruments, Obligations that require or may require repurchase of the issuer’s equity shares by transferring assets (e.g., written put options and forward purchase contracts), and Certain obligations where at inception the monetary value of the obligation is based solely or predominantly on:

-	A fixed monetary amount known at inception, for example, a payable settleable with a variable number of the issuer’s equity shares with an issuance date fair value equal to a fixed dollar amount.
-	Variations in something other than the fair value of the issuer’s equity shares for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of the issuer’s equity shares, or
-	Variations inversely related to changes in fair value of the issuer’s equity shares, for example, a written put that could be net share settled.

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

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including senior convertible notes payable and freestanding stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FASB ASC 815, in certain circumstances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

Determination of fair value:

The Company’s financial instruments consist of convertible notes payable. The Company believes all of the financial instruments’ recorded values approximate their fair values because of their nature and respective durations.

The Company complies with the provisions of FASB ASC 820-10, “Fair Values Measurements and Disclosures.” FASB ASC 820-10 relates to financial assets and financial liabilities. FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the Unites States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

FASB ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consist of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 and Level 2) and the lowest priority to unobservable inputs (Level 3).

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

SEALAND NATURAL RESOURCES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

May 31, 2014

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

Deferred Offering and Acquisition Costs

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

Development Stage Enterprise

The Company’s financial statements are prepared as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 “Development-Stage Entities” pursuant to the provisions of Topic 26, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and developing functional beverages that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage.

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

Concentration of Credit Risk and Significant Vendor

The Company has no significant off-balance sheet risks related to foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company does maintain its supplier relationship with one vendor. The Company, by policy, routinely assesses the financial strength of this vendor.

Recently Issued Accounting Pronouncements

As of May 31, 2014 and May 31, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of May 31, 2014, the Company had an accumulated deficit of $3,577,865. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

SEALAND NATURAL RESOURCES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

May 31, 2014

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

Note 3 – Restatement:

Quarter Ended August 31, 2013 Restatement:

The financial statements have been revised to correct an error in accounting for the Company’s cash, accounts receivable, inventory, accounts payable and accrued expenses, sales, cost of sales, general and administrative expenses and earnings per share. In accordance with applicable Generally Accepted Accounting Principles (GAAP), the Company calculated and recognized adjustments accordingly.

On October 15, 2013, the Company filed with the SEC its reviewed financial statements for the quarter ended August 31, 2013.   Following the discovery of various material errors the Company informed the SEC on January 10, 2014, that these financial statements could not be relied upon, and on January 21, 2014 filed its restated unaudited financial statements for the above mentioned period.

The following table represents the effects of the restated statements as of August 31, 2013.

	Restated	Original
	8/31/2013	8/31/2013
Cash	$131,310	$104,481

Accounts Receivable	$142,016	$219,027

Inventory	$127,776	$137,237

Deposits	$55,214	$57,189

Accounts Payable and accrued expenses	$118,668	$135,302

Sales	$42,067	$12,753

Cost of Sales	$48,605	$30,481

General and Administrative	$236,454	$180,330

Accumulated deficit	$(1,185,172)	$(1,140,188)

Earnings per share	$(0.12)	$0.09

SEALAND NATURAL RESOURCES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

May 31, 2014

Quarter Ended February 28, 2014 Restatements:

The financial statements have been revised to correct an error for incorrect accounting on discounted stock issuances, prepaid rent contract, fixed asset reporting error, an omitted foreign bank account and related transactions, and the inclusion of expenses related to a stock option grant and subsequent vesting. The effects of these errors are listed throughout the footnotes to the financial statements and reflected in total below. In accordance with applicable Generally Accepted Accounting Principles (GAAP), the Company calculated and recognized adjustments accordingly.

On April 21, 2014, the Company filed with the SEC its reviewed financial statements for the quarter ended February 28, 2014. Following the discovery of various material errors the Company informed the SEC on July 14, 2014, that these financial statements could not be relied upon, and on July 16, 2014 filed its restated unaudited financial statements for the above mentioned period.

Following the discovery of various material errors the Company informed the SEC on August 11, 2014, that the financial statements for the quarter ended February 28, 2014, as restated, could not be relied upon, and the Company plans on filing its second restated unaudited financial statements for the above mentioned period before September 30, 2014.

The following table represents the effects of the first and second restated statements for the three months ended February 28, 2014.

	Second Restatement		First Restatement		Original Filing
	Period	Year to date	Period	Year to date	Period	Year to date
Cash	$739,143		$582,695		$582,695

Fixed Assets	$74,794		$132,795		$132,795

Deposits	$292,435		$142,435		$142,435

Prepaid Rent	$-		$138,833		$138,833

Accounts Payable	$103,686		$104,623		$104,623

Accounts Receivable Holdback Liability	$250,000		$-		$-

Additional Paid in Capital	$3,311,606		$4,110,627		$4,110,627

Stock Subscription	$521,635		$854,131		$854,131

Retained Deficit	$(2,738,573)		$(3,730,641)		$(3,730,641)

Total Assets	$1,666,944		$1,557,330		$1,557,330

Total Liabilities	$569,686		$320,623		$320,623

Total Equity	$1,097,258		$1,236,707		$1,236,707

Cost of Sales	$158,442	$353,415	$153,643	$348,616	$153,643	$348,616

General and Administrative	$1,155,437	$1,754,831	$2,152,304	$2,751,698	$1,745,179	$2,751,698

Net Loss	$(1,238,213)	$(1,801,093)	$(2,230,281)	$(2,793,161)	$(1,823,156)	$(2,793,161)

Earnings per share	$(0.53)	$(0.77)	$(0.95)	$(1.19)	$(0.78)	$(1.19)

SEALAND NATURAL RESOURCES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

May 31, 2014

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

Note 5 – Service Agreements

On June 1, 2011, the Company entered into a Service Agreement with Greg May. The agreement requires the Company to pay Mr. May a sum of $9,800 monthly fee plus de-minimus fringe benefits. The agreement is cancellable by either party with written notice of termination. In May of 2013, the Company modified this Service Agreement to include the issuance of 1,500 shares of the Company’s common stock paid out quarterly basis (on an annual basis). The modified agreement was effective January 1, 2013 and the 1,500 shares to be issued on March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, and March 31, 2014 have not been issued but have been accounted for as a stock subscription payable.

On June 1, 2011, the Company entered into a Service Agreement with Lars Poulsen. The agreement requires the Company to pay Mr. Poulsen a sum of $7,500 monthly fee plus de-minimus fringe benefits. The agreement is cancellable by either party with written notice of termination. In May of 2013, the Company modified this Service Agreement to include the issuance of 1,500 shares of the Company’s common stock paid out quarterly basis (on an annual basis). The modified agreement was effective January 1, 2013 and the 1,500 shares to be issued on March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, and March 31, 2014 have not been issued but have been accounted for as a stock subscription payable.

On January 1, 2013, the Company entered into a Service Agreement with Steven Matteson. The agreement requires the Company to pay Mr. Matteson a sum of $2,500 monthly fee plus de-minimus fringe benefits. The agreement is cancellable by either party with written notice of termination. Additionally, the contract requires 1,500 shares of common stock paid out quarterly (on an annual basis). The 1,500 shares to be issued on March 31, 2013, June 30, 2013 and September 30, 2013 were issued in October 2013. On October 1, 2013, the Company modified this contract. The modified contract now requires the issuance of 3,000 shares of stock a quarter (on an annual basis) and the Company will pay all related taxes on these shares through a payroll deduction. Additionally, this officer can earn an additional 10,000 shares when the Company achieves $2.0 million in net sales, an additional 10,000 shares with the Company achieves $3.0 million in net sales and an additional 10,000 shares when the Company achieves $5.0 million in net sales. On December 31, 2013, the Company issued 1,500 shares of the 3,000 shares to be issued. The remaining 1,500 shares have been accounted for as a stock subscription payable. Additionally, the 3,000 shares to be issued on March 31, 2014 have not been issued and have been added to the stock subscription payable.

On July 2, 2013, the Company entered into a Service Agreement with Peter Kuhn. The agreement is cancellable by either party with written notice of termination. The Contract requires 1,500 shares of common stock paid out quarterly (on an annual basis). Additionally, this officer can earn an additional 5,000 shares when the Company achieves $2.0 million in net sales and an additional 5,000 shares with the Company achieves $3.0 million in net sales. The Shares earned on September 30, 2013 were issued in October 2013, the 1,500 shares were issued on December 31, 2013 and the 1,500 for the quarter ending March 31, 2014 were issued on April 2, 2014.

On March 1, 2014, the Company restructured these service agreements. The Company eliminated the restricted nature of the shares earned and converted those to fully tradable shares.

Note 6 - Common Stock

In 2011, the Company authorized the issuance of 7,048 founder shares at par value. The Company formally issued these shares in 2012.

In 2012, the Company issued 704,796 shares of founder shares at par value. The Company has also recorded a stock subscription receivable of $63,698 for the remaining outstanding balance.

SEALAND NATURAL RESOURCES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

May 31, 2014

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

On June 3, 2013, the Company issued 52,625 shares to Northstar to settle an open accounts payable. The value of these shares is $210,500.

During the month of June 2013, the Company issued 87,500 shares of common stock for $350,000 cash.

During the month of July 2013, the Company issued 12,500 shares of common stock for $50,000 cash.

During the month of August 2013, the Company issued 47,500 shares of common stock for $190,000 cash.

During the month of September 2013, the Company issued 130,000 shares of common stock for $520,000.

During September 2013, the Company issued 1,500 shares are part of their consulting agreement and recognized stock based compensation expense of $13,875.

During October 2013, the Company issued 4,500 shares are part of their consulting agreement and recognized stock based compensation expense of $34,380.

As of November 30, 2013, the Company has not issued the shares applicable to the Service Agreements for two individuals. The Company has recorded a stock subscription of $68,760 for the 9,000 shares that have not been issued.

On December 1, 2013 the Company issued 51,000 shares of stock to Michael Larkin for consultancy services and recognized $538,949 in expense.

During the month of December 2013, the Company issued 94,500 shares of common stock for $567,000 cash.

During the month of January 2014, the Company issued 3,000 shares are part of their consulting agreement and recognized stock based compensation expense of $35,250.

The Company received $550,000 in cash but has not issued the shares of stock. This amount has been recorded as a stock subscription as of February 28, 2014. These 83,340 shares were issued in May 2014.

On March 31, 2014, the Company recorded stock based compensation expense for three key individuals. The Company recorded an expense of $71,940 but did not issue the 6,000 shares. The Company has recorded these shares as a stock subscription payable.

During the month of April 2014, the Company received cash of $810,000 for shares of common stock. These shares have not been issued and the amounts have been recorded as a stock subscription payable.

SEALAND NATURAL RESOURCES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

May 31, 2014

On April 1, 2014, the Company issued 1,500 shares of stock as part of their service agreements with one key individuals. The Company recognized $17,985 in stock based compensation expense.

On April 12, 2014, the Company issued 3,250 shares of common stock for professional services rendered. The Company recorded an expense of $39,975.

During the month of April 2014, the Company issued 800 shares of common stock that was purchased in February 2012 but never issued.

Note 7 - Income Taxes

The provision (benefit) for income taxes for the years ended May 31, 2014, and 2013, were as follows:

	Year Ended May 31,
	2014	2013

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-

Loss carryforwards	$759,860	$209,906
Change in valuation allowance	(759,860)	(209,906)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of May 31, 2013, and 2012, as follows:

	May 31,
	2014	2013

Loss carryforwards	$1,087,818	$318,743
Less - Valuation allowance	(1,087,818)	(318,743)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended May 31, 2014, and 2013, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of May 31, 2014, and 2013, the Company had approximately $3,577,865 and $937,480, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2037.

SEALAND NATURAL RESOURCES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

May 31, 2014

Note 8 – Convertible Notes Payable

Larkin Family Trust

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

In December 2012, the Company received a convertible notes payable in the amount of $100,000. The note carries an 8% rate of interest and can be converted into common stock at a strike price of $12.50 per share (adjusted for post-merger value). On December 1, 2013, the Company re-negotiated this convertible note. The Company renewed the note at $108, 000, which includes accrued interest of $8,000. There is also a conversion factor that allows the holder to convert these shares at $3 per share. The Company has recorded a beneficial conversion feature of $258,840. The balance of this beneficial conversion feature at May 31, 2014 was $130,131.

Amalfi Coast Capital

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

SEALAND NATURAL RESOURCES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

May 31, 2014

On May 9, 2014, the Company fully paid this note for $114,000; which included $108,000 in principal and $6,000 in interest. The Company also recorded a gain on conversion of $41,534.

Note 9 – Consulting Agreement

The Company has entered into an agreement with DASH Advisors, LLC to provide strategic direction and marketing strategy. The Company will pay a monthly retainer of $3,000 per month and grant 51,532 stock options to DASH, exercisable at $6.00 per share until January 1, 2024. The options vest over time at the rate of 4,294 per month, until fully vested.

Note 10 – Joint Venture

On March 1, 2014, the Company entered into a joint venture with KeeSan Family Co, Ltd. The purpose of the joint venture is the development and growth of the Birk brand in Asia. The joint venture is called Sealand Natural Resources Korea Co., Ltd. It calls for the investment of $22,500 for an ownership of 45%. As of May 31, 2014, the Company has not funded this joint venture and there is no activity.

Note 11 – Return of Capital

During the period ending May 31, 2014, the Company reimbursed two investors for monies that were given for stock purchases in 2011 and 2012 that was never issued.

On March 18, 2014, the Company refunded $8,600 and on March 21, 2014, the Company also refunded an additional $18,500. For a total of $27,100.

The Company recorded these transactions as a prior period adjustment.

Note 12 – Service Condition Stock Options

The Company has initiated a stock option agreement with one of its vendors (See Note 9). Compensation costs are recognized on a graded basis.

The fair market value of the stock options is estimated using the Black-Scholes-Merton valuation model and the Company uses the following methods to determine its underlying assumptions: expected volatilities are based on implied volatilities of the monthly closing prices of the Company’s common stock; the expected term of options granted is based on the SAB 107 simplified method of using the mid-point between the vesting term and the original contractual term; the risk-free interest rate is based on the U.S. Treasury bonds issued with similar life terms to the expected life of the grant; and the expected dividend yield is based on dividend trends. Forfeitures are estimated at the time of the grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience.

The following key assumptions were used in the valuation model to value stock option grants for the respective period.

Year ended
May 31,
2014

Expected volatility	92.26%
Weighted-average volatility	92.26%
Expected dividends	-
Expected term (in years)	10.00
Weighted-average risk-free interest rate	2.48%
Expected Forfeiture rate	-

Stock option transactions under the Company’s plans for the period ending February 20, 2014 are summarized as follows:

Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
Options	Shares	Price	Term (years)
Balance, beginning of period	-	$-
Granted	51,532	6.00	9.58
Exercised	-
Forfeited	-
Outstanding at May 31, 2014	51,532	6.00	9.58
Exercisable at May 31, 2014	21,470	$6.00	9.58

During the year ended May 31, 2014, the Company recorded stock based professional fees of $378,400.

Note 13 – Subsequent Events

On June 10, 2014, the Company issued 800 shares of common stock for a professional services contract.

On June 17, 2014 the Company issued 7,500 shares of common stock for professional services.

One June 19, 2014, the Company issued 9,300 shares of common stock.

On July 1, 2014, the Company issued 1,500 as part of the service agreement they have with key employees.

On July 3, 2014, the Company issued 1,414 shares of common stock.

On July 25, 2014, the Company issued 18,000 shares of common stock for two professional services contracts.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

There have been no disagreements with our auditor regarding accounting and financial disclosure.

On April 22, 2014, the audit firm of Thomas J. Harris CPA filed with the PCAOB a Form 4 Succeeding to Registration of Predecessor to change its name to Harris & Gillespie, CPA’s. This is not a change of auditors for the Company.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of May 31, 2014, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

In the middle of March 2014, during the fourth quarter of the fiscal year ended May 31, 2014, we hired a support staff person in our Denmark office who has assumed responsibility for gathering necessary financial documents to forward to our CFO for reporting. This has materially affected our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth information about our directors and executive officers as of the date of this Report and following the closing of the Change of Control:

Name	Age	Position
Lars Aarup Poulsen	60	Chief Executive Officer, President, and Chairman
Greg May	50	Chief Operating Officer, Vice President, and Director
Steve Matteson	42	Chief Financial Officer

Lars Aarup Poulsen, has served as the Chief Executive Officer, President, and Director of Sealand Natural Resources and Vitas Group, Inc. since November 6, 2012.  Since 2007, Mr. Poulsen has been the CEO and head of sales of Sealand Living A/S. From 2003 to 2007, Mr. Poulsen was the Executive Director of Marketing of DK4 Group Broadcast/Network Station Europe. Mr. Poulsen graduated from Graphic Arts Institute of Denmark. Additionally, Mr. Poulsen graduated from the Copenhagen Business School.

Greg May, has served as the Chief Operating Officer, Vice President, and Director of Sealand Natural Resources and Vitas Group, Inc. since November 6, 2012.  Since 1987, Mr. May has been the CEO President of PSP International Inc., a company that manufacturer sporting goods and apparel for domestic and international sales. Mr. May received his Bachelor of Arts in Education from the United States International University.

Steve Matteson, has served as the Chief Financial Officer of Sealand Natural Resources and Vitas Group, Inc. since November 6, 2012. Since 2005, Mr. Matteson has been the President of Twin Tiers Consulting, a firm that provides advisory and investment management services. In 2000, Mr. Matteson co-founded the boutique financial planning firm, Burns Matteson Capital Management, and served as its Chief Operations Officer until 2005. Mr. Matteson received an MBA from the University of Sou`th Carolina, a M.A. in International Business from Vienna University of Economic and Business Administration, and received his Bachelor’s degree in Business Administration from Mansfield University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this Report, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements, with the exception of our officers, directors and greater than 10 percent beneficial owners listed in the table below:

Name	Number of Late Reports	Number and Description of Transactions Not Reported on a Timely Basis

Justin Darrow	1	1 transaction was not reported on a timely basis following the effective date of the Company’s Form 8-A registration statement which registered the common stock of the Company for the first time under Section 12 of the Exchange Act.

Name	Number of Unfiled Reports	Number and Description of Transactions Not Reported

Greg May	1	1 transaction was not reported upon the disposition of shares.
ISAA, LLC	1	1 transaction was not reported upon the disposition of shares.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from May 31, 2013 to May 31, 2014 and subsequent thereto to the date of this prospectus.

The discussion below sets forth information with respect to the compensation awarded or paid by Sealand to Lars Aarup Poulsen, Greg May, and Steve Matteson with respect to Sealand’s period fiscal year ended May 31, 2013 and 2014. These executive officers are referred to as the “named executive officers” throughout this Report.

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)(1)	Option Awards	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals ($)

Lars Aarup Poulsen President, Chief Executive	2014	$113,576		$60,390				$173,966
Officer, and Chairman	2013	$43,900		$37,384				$81,284

Greg May Vice President, Chief Operating	2014	$117,600		$60,390				$177,990
Officer, and Director	2013	$64,630		41,215				$105,845

Steve Matteson	2014	$30,000		$96,000				$126,000
Chief Financial Officer	2013	$12,500		$9,6000				$22,100

(1)	In lieu of cash payment, the Company awarded shares of common stock, par value $0.01, valued at the corresponding dollar amount.

On June 1, 2011, the Company entered into a Service Agreement with Greg May. The agreement requires the Company to pay Mr. May a sum of $9,800 monthly fee plus de-minimus fringe benefits. The agreement is cancellable by either party with written notice of termination. In May of 2013, the Company modified this Service Agreement to include the issuance of 1,500 shares of the Company’s common stock paid out quarterly basis (on an annual basis). The modified agreement was effective January 1, 2013 and the 1,500 shares to be issued on March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013 have not been issued but have been accounted for as a stock subscription payable.

On June 1, 2011, the Company entered into a Service Agreement with Lars Poulsen. The agreement requires the Company to pay Mr. Poulsen a sum of $7,500 monthly fee plus de-minimus fringe benefits. The agreement is cancellable by either party with written notice of termination. In May of 2013, the Company modified this Service Agreement to include the issuance of 1,500 shares of the Company’s common stock paid out quarterly basis (on an annual basis). The modified agreement was effective January 1, 2013 and the 1,500 shares to be issued on March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013 have not been issued but have been accounted for as a stock subscription payable.

On January 1, 2013, the Company entered into a Service Agreement with Steven Matteson. The agreement requires the Company to pay Mr. Matteson a sum of $2,500 monthly fee plus de-minimus fringe benefits. The agreement is cancellable by either party with written notice of termination. Additionally, the contract requires 1,500 shares of common stock paid out quarterly (on an annual basis). The 1,500 shares to be issued on March 31, 2013, June 30, 2013 and September 30, 2013 were issued in October 2013. On October 1, 2013, the Company modified this contract. The modified contract now requires the issuance of 3,000 shares of stock a quarter (on an annual basis) and the Company will pay all related taxes on these shares through a payroll deduction. On December 31, 2013, the Company issued 1,500 shares of the 3,000 shares to be issued. The remaining 1,500 shares have been accounted for as a stock subscription payable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of September 10, 2014 for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days as of September 10, 2014.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the Closing Date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of Sealand Natural Resources Inc. 50 W Liberty St. #880, Reno, Nevada 89501

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock (1)
	5% Shareholders
Common Stock	Justin Darrow 985 Hygeia Avenue Encinitas, CA 92024	300,000		11.0%
	Executive Officers and Directors
Common Stock	Lars Aarup Poulsen Chief Executive Officer, President and Chairman	458,050	(2)	16.9%
Common Stock	Greg May Chief Operating Officer, Vice President, and Director	652,050	(2)	24.0%
Common Stock	Steve Matteson Chief Financial Officer	11,000		*
Common Stock	All directors and officers as a group	863,050		31.8%

*	Less than 1%.

(1)	Based on 2,717,029 shares of common stock issued and outstanding as of September 10, 2014.

(2)	This amount includes 258,050 shares of common stock owned by ISAA, LLC. Greg May and Lars Poulsen share voting and investment control over the shares held by ISAA LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Since June 1, 2012, there have been no related party transactions in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years except that: 1) Greg May, our Chief Operating Officer, Vice President, and Director advanced $23,187 to the Company during the year ended May 31, 2012 and advanced $6,700 to the Company during the year ended May 31, 2013. These advancements were pursuant to oral agreements with the Company and to pay for the Company’s product development costs. This note for a total of $29,887 was cancelled and recorded as forgiveness of debt for the year ended May 31, 2013; and 2) Lars Aarup Poulsen, our Chief Executive Officer, President and Chairman, advanced $43,187 for product development costs during the year ended May 31, 2012. These advancements were pursuant to oral agreements with the Company. The Company paid back $23,187 to Mr. Poulsen during the year ended May 31, 2013. The balance of $20,000 was cancelled and recorded as other income during the quarter ended August 31, 2013.

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

Item 14. Principal Accountant Fees and Services.

On April 22, 2014, the audit firm of Thomas J. Harris CPA filed with the PCAOB a Form 4 Succeeding to Registration of Predecessor to change its name to Harris & Gillespie, CPA’s. This is not a change of auditors for the Company.

Audit Fees

The aggregate fees billed by Thomas J. Harris CPA, subsequently Harris & Gillespie, CPA’s, for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended May 31, 2014 and for the review of the Company’s financial statements for the periods ended August 31, 2013, November 30, 2013 and February 28, 2014 was $72,479.

Audit Related Fees

Audit related fees for fiscal year ended May 31, 2014were approximately $19,388.

Tax Fees

For the Company’s fiscal years ended May 31, 2014, we were billed $1,000 for professional services rendered for tax compliance, tax advice, and tax planning.

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

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this Annual Report.

Exhibits:

Exhibit Number		Description
2.1	(2)	Merger Agreement, dated February 15, 2013, by and among Vitas Group Inc. and Sealand Natural Resources Inc.
3.1	(1)	Articles of Incorporation.
3.2	(1)	Bylaws.
3.3	(3)	Articles of Merger
10.1	(2)	Cancellation Agreement, dated February 15, 2013, by and among Vitas Group Inc. and its principal shareholders.
10.2	(3)	Sealand Office and Warehouse Lease dated June 10, 2011
10.3	(3)	ISAA, LLC Consulting Agreement
10.4	(3)	Greg May Employment Agreement
10.5	(3)	Lars Poulsen Employment Agreement
10.6	(3)	Steve Matteson Employment Agreement
31.1		Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*		XBRL Instance Document
101.SCH*		XBRL Taxonomy Schema
101.CAL*		XBRL Taxonomy Calculation Linkbase
101.DEF*		XBRL Taxonomy Definition Linkbase
101.LAB*		XBRL Taxonomy Label Linkbase
101.PRE*		XBRL Taxonomy Presentation Linkbase

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

SEALAND NATURAL RESOURCES INC.

Date: September 15, 2014	By:	/s/ Lars Poulsen
Lars Poulsen
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 15, 2014	By:	/s/ Lars Poulsen
Lars Poulsen
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: September 15, 2014	By:	/s/ Steve Matteson
Steve Matteson
Chief Financial Officer
(Principal Financial And Accounting Officer)

Date: September 15, 2014	By:	/s/ Greg May
Greg May
Vice President, Chief Operating Officer and Director