Form 10-Q/A
period 2014-02-28
Sealand Natural Resources Inc
filed 2014-09-17
CIK 1522236

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 to Form 10-Q/A (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2014 originally filed with the Securities and Exchange Commission (“Commission”) on April 21, 2014, as restated in an amended Quarterly Report on Form 10-Q/A for the period ended February 28, 2014, filed with the SEC on July 16, 2014 (the “Previous Filings”) to restate our financial statements for the period ended February 28, 2014 which did not properly account for discounted stock issuances, a prepaid rent contract, a fixed asset reporting error, an omitted foreign bank account and related transactions, and the inclusion of expenses related to a stock option grant and subsequent vesting.

Description of Restatement

There were inputting errors that were the result of data entry errors – incorrectly dated transactions entered into our reporting software that should have been, but were not, dated in the quarter period of the filing – in the Previously Issued Financial Statement that resulted in our not properly accounting for some expenses pertaining to legal and professional fees, product development costs, and other office and miscellaneous expenses.

In addition, our independent registered public accounting firm determined with regard to the treatment of stock issuances at a discount to current market price, that expensing was not necessary due to the fact that these shares were restricted and not freely tradable. Therefore, the line item for stock discount expense, which totaled in excess of $1,000,000 for the nine months ended February 28, 2014, has been removed.

In addition, an amount that had previously been categorized as pre-paid rent, for nearly $140,000, was discovered to have been an entry error and was re-categorized as a deposit.

In addition, a stock option grant that was issued on January 1, 2014, and not previously accounted for, resulted in an expense charge to stock based professional fees of approximately $200,000.

Finally, a foreign bank account funded in the last week of the February 28, 2014 quarter, that contained less than ten transactions, had not been previously included in the expense/deposit accounting. The gross amount involved summed to approximately $200,000.

As a result of the restatement, total operating expenses for the three months ended February 28, 2014 decreased from $2,152,304 to $1,155,437, net loss decreased from $(2,230,281) to $(1,238,213), and loss per share decreased from $(0.95) to $(0.53).

Items Amended in this Filing

This Amended Filing amends and restates the following items of our Previous Filings for the quarterly period ended February 28, 2014:

Part I – Item 1. Financial Statements including the Notes to Financial Statements

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

Except for the items noted above, no other information included in the Previous Filings is being amended or updated by this Amended Filing. This Amended Filing continues to describe the conditions as of the date of the Previous Filings, and, except as contained herein, we have not updated or modified the disclosures contained in the Previous Filings. Accordingly, this Amended Filing should be read in conjunction with our filings made with the Commission subsequent to the filing of the Previous Filings, including any amendment to those filings.

SEALAND NATURAL RESOURCES INC.

TABLE OF CONTENTS

FORM 10-Q /A REPORT

February 28, 2014

SEALAND NATURAL RESOURCES INC.

FORMELY VITAS GROUP, INC.

(An Development Stage Enterprise)

Table of Contents

(Restated)

Balance Sheets:
February 28, 2014 (restated) and May 31, 2013	F-1

Statements of Operations:
For the three and nine months ended February 28, 2014 (restated) and 2013	F-2
and for the period (inception) May 23, 2011 through February 28, 2014 (restated)

Statements of Cash Flows:
For the nine months ended February 28, 2014 (restated) and 2013	F-3
and for the period (inception) May 23, 2011 through February 28, 2014 (Restated)

Notes to Financial Statements:
February 28, 2014 (restated)	F-4

SEALAND NATURAL RESOURCES INC.

FORMELY VITAS GROUP, INC.

(A Development Stage Enterprise)

Balance Sheets

	(Restated)
	February 28,	May 31,
	2014	2013
	Unaudited	Audited
ASSETS
Current assets:
Cash	$739,143	$34,297
Accounts receivable	441,470	246,817
Inventory	112,602	113,345
Prepaids	6,500	2,500
Total current assets	1,299,715	396,959

Fixed assets
Furniture and Equipment, net	74,794	62,394

Other assets
Deposits	292,435	40,000

Total assets	$1,666,944	$499,353

LIABILITIES
Current liabilities:
Accounts payable and accrued taxes	$103,686	$395,959
Related party loans	-	20,000
Notes Payable	216,000	235,000
Accounts receivable holdback liability	250,000

Total current liabilities	569,686	650,959

Total liabilities	569,686	650,959

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 authorized,
2,589,625 and 2,105,000 shares issued and outstanding	2,590	2,105
Capital in excess of par value	3,311,606	404,969
Stock subscription	521,635	378,800
Deficit accumulated during the development stage	(2,738,573)	(937,480)
Total stockholders' deficit	1,097,258	(151,606)
Total liabilities and stockholders' deficit	$1,666,944	$499,353

SEALAND NATURAL RESOURCES INC.

FORMELY VITAS GROUP, INC.

(A Development Stage Enterprise)

Statement of Operations

Unaudited

					Cumulative,
					Inception,
	Three months	Three months	Nine months	Nine months	May 23,
	ended	ended	ended	ended	2011 through
	February 28,	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013	2014
	(Restated)		(Restated)		(Restated)

Sales	$156,234	$244,765	$419,669	$245,317	$723,863

Cost of Sales	158,442	125,851	353,415	134,868	482,021

Gross Profit	(2,208)	118,914	66,254	110,449	241,842

General and administrative expenses:
Wages and salaries	85,073	52,350	375,813	89,530	792,643
Advertising and marketing	11,841	12,332	52,267	32,697	168,617
Legal and professional	659,251	12,121	792,373	20,595	1,164,321
Stock based professional fees	199,100	-	199,100	-	199,100
Computer and internet	1,791	3,456	9,506	6,944	15,499
Travel and entertainment	39,823	4,283	83,793	14,368	127,957
Product development costs	23,273	30,000	49,274	30,000	142,727
Bank charges	3,072	361	7,729	1,558	12,317
Rent	34,331	9,000	72,323	18,000	127,321
Depreciation and amortization	2,591	150	5,799	300	8,760
Stock discount expense	-		-		-
Other office and miscellaneous	95,291	4,969	106,854	78,469	127,021
Total operating expenses	1,155,437	129,022	1,754,831	292,461	2,886,283
(Loss) from operations	(1,157,645)	(10,108)	(1,688,577)	(182,012)	(2,644,441)

Other income (expense):
Interest (expense)	(80,568)	(6,759)	(112,516)	(6,759)	(124,019)
Income/(Loss) before taxes	(1,238,213)	(16,867)	(1,801,093)	(188,771)	(2,768,460)

Provision/(credit) for taxes on income	-	-	-	-	-
Net Income/(loss)	$(1,238,213)	$(16,867)	$(1,801,093)	$(188,771)	$(2,768,460)

Basic earnings/(loss) per common share	$(0.53)	$(0.00)	$(0.77)	$(0.06)

Weighted average number of shares outstanding	2,347,313	3,405,000	2,347,313	3,405,000

SEALAND NATURAL RESOURCES INC.

FORMELY VITAS GROUP, INC.

(A Development Stage Enterprise)

Statement of Cash Flows

Unaudited

			Cumulative,
			Inception,
	Nine months	Nine months	May 23,
	ended	ended	2011 through
	February 28,	February 28,	February 28,
	2014	2013	2014
	(Restated)		(Restated)
Cash flows from operating activities:
Net income (loss)	$(1,801,093)	$(188,771)	$(2,768,460)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Effects of reverse merger		14,477
Forgiveness of debt			29,887
Stock options for professional services	199,100		199,100
Common stock issued for services	176,340		176,340
Depreciation and amortization	5,799	300	8,760
Change in current assets and liabilities:
Accounts receivable	(194,653)	(244,410)	(441,470)
Inventory	743	(161,034)	(112,602)
Prepaids	(4,000)	-	(6,500)
Accounts receivable holdback liability	250,000		250,000
Accounts payable and accrued expenses	(292,273)	16,307	103,686
Net cash flows from operating activities	(1,660,037)	(563,131)	(2,561,259)

Cash flows from investing activities:
Purchase of fixed assets	(18,199)	(574)	(83,554)
		-
Net cash flows from investing activities	(18,199)	(574)	(83,554)

Cash flows from financing activities:
Proceeds from sale of common stock	2,531,682	126,070	2,938,756
Deposits paid	(252,435)		(292,435)
Notes Payable	(19,000)	235,000	216,000
Stock subscription receivable	142,835	(63,698)	521,635
Related party transaction	(20,000)	265,791	-
Net cash flows from financing activities	2,383,082	563,163	3,383,956
Net cash flows	704,846	(542)	739,143

Cash and equivalents, beginning of period	34,297	781	-
Cash and equivalents, end of period	$739,143	$239	$739,143

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SEALAND NATURAL RESOURCES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

February 28, 2014

(Restated)

Note 1 - Summary of Significant Accounting Policies

General Organization and Business

Sealand Natural Resources Inc. (“Sealand” or the “Company”) is a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on May 23, 2011. The Company engages in the manufacture, distribution, sales and marketing of all natural functional beverages, nutriceuticals, health supplements and the harvesting of organic raw materials. The Company integrates critical scientific, environmental and medical competencies in three core areas: exploration/discovery, characterization of health benefits, and the ability to scale up new and natural consumer products for commercial use.

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

Cash and cash equivalents

The Company maintains a cash balance in an interest and non-interest-bearing accounts that can exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of February 28, 2014 and May 31, 2013.

Property and Equipment

The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years. As of February 28, 2014 and May 31, 2013 the company had recognized total depreciation expense of $5,799 and $2,887, respectively.

Inventory

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis. The inventory consists of imported flavoring, bottle caps, and labels used to produce the Company’s all natural, organic birch tree beverage.

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

SEALAND NATURAL RESOURCES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

February 28, 2014

(Restated)

On February 20, 2014, The Company entered into a factoring agreement and received $250,000 for certain accounts listed on their accounts receivable. The Company has an obligation to repurchase these shares if the receivable is never collected. Due to this obligation the Company has recorded an accounts receivable holdback liability. The balance of this liability as of February 28, 2014 was $250,000.

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

SEALAND NATURAL RESOURCES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

February 28, 2014

(Restated)

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

SEALAND NATURAL RESOURCES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

February 28, 2014

(Restated)

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

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of February 28, 2014, the Company had an accumulated deficit of $2,738,573. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

SEALAND NATURAL RESOURCES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

February 28, 2014

(Restated)

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

Quarter Ended February 28, 2014 Restatements:

The financial statements have been revised to correct an error for incorrect accounting on discounted stock issuances, prepaid rent contract, fixed asset reporting error and an omitted foreign bank account and related transactions.  The effects of these errors are listed throughout the footnotes to the financial statements and reflected in total below.  In accordance with applicable Generally Accepted Accounting Principles (GAAP), the Company calculated and recognized adjustments accordingly.

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

SEALAND NATURAL RESOURCES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

February 28, 2014

(Restated)

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

February 28, 2014

(Restated)

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

SEALAND NATURAL RESOURCES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

February 28, 2014

(Restated)

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

During the period ending February 28, 2014, the Company issued stock at below fair market value. The Company issued shares at an average price of $6 per share when the going market rate was approximately $10 to $11 per share. The Company recognized $1,222,619 as stock discount expense. Upon further review of these transactions it was determined that these shares were restricted in issuance. The Company has determined that they do not need to record this discount and have restated the financials to eliminate this expense and properly show the accounting for these transactions.

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

SEALAND NATURAL RESOURCES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

February 28, 2014

(Restated)

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

On September 7, 2013, the Company entered into an agreement with Amalfi Coast Capital, whereby Amalfi will loan the Company the aggregate principal amount up to $108,000, with interest at the rate of eight percent (8%) per annum, until the maturity date of one year.

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

SEALAND NATURAL RESOURCES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

February 28, 2014

(Restated)

Note 9 – Consulting Agreement

The Company has entered into an agreement with DASH Advisors, LLC to provide strategic direction and marketing strategy. The Company will pay a monthly retainer of $3,000 per month and grant 51,532 stock options to DASH, exercisable at $6.00 per share until January 1, 2024. The options vest over time at the rate of 4,294 per month, until fully vested.

Note 10 – Service Condition Stock Options

The Company has initiated a stock option agreement with one of its vendors (See Note 9). Compensation costs are recognized on a graded basis.

The fair market value of the stock options is estimated using the Black-Scholes-Merton valuation model and the Company uses the following methods to determine its underlying assumptions: expected volatilities are based on implied volatilities of the monthly closing price of the Company’s common stock; the expected term of options granted is based on the SAB 107 simplified method of using the mid-pint between the vesting term and the original contractual term; the risk-free interest rate is based on the U.S. Treasury bonds issued with similar life terms to the expected life of the grant; and the expected dividend yield is based on dividend trends. Forfeitures are estimated at the time of the grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience.

The following key assumptions were used in the valuation model to value stock option grants for the respective period.

Quarter ended
February 28,
2014

Expected volatility	93.01%
Weighted-average volatility	93.01%
Expected dividends	-
Expected term (in years)	10.00
Weighted-average risk-free interest rate	2.66%
Expected Forfeiture rate	-

Stock option transactions under the Company’s plans for the period ending February 28, 2014 are summarized as follows:

Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
Options	Shares	Price	Term (years)
Balance, beginning of period	-	$-	-
Granted	51,532	6.00	9.83
Exercised	-
Forfeited	-
Outstanding at February 28, 2014	51,532	6.00	9.83
Exercisable at February 28, 2014	8,588	$6.00	9.83

During the three and nine months ended February 28, 2014, the company recorded stock based professional fees of $199,100.

Note 11 – Subsequent Events

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

Operating Expenses

Operating costs for the three months ended February 28, 2014 were $1,155,437, as compared to $129,022 for the same period in 2013. Operating costs for the nine months ended February 28, 2014 were $1,754,831, as compared to $292,461 for the same period in 2013.  These costs are connected to general and administrative expenses, which are comprised of wages and salaries, advertising, professional fees, stock discount expense, and other related expenses. Expenses generally increased due to the increased scale and scope of our business operations and a greater emphasis on marketing and advertising efforts. The specific expenses that increased the most for the three months and nine months ended February 28, 2014 were legal and professional fees.

Our legal and professional fees, both cash and stock based, for the three months ended February 28, 2014 were $858,351, as compared to $12,121 for the same period in 2013. Our legal and professional fees, both cash and stock based, for the nine months ended February 28, 2014 were $991,473, as compared to $20,595 for the same period in 2013. The reasons for the increase were: 1) the increased compliance and regulatory expense of being a public company; and 2) our increased distribution presence and our hiring of professionals in the beverage industry as well as other consultants.

In the current quarter, as in prior quarters, we used common stock as a method of payment for certain services as incentive to our key employees.   We expect to continue these arrangements.

Net Loss

Our net loss for the three months ended February 28, 2014 was ($1,238,213) as compared to ($16,867) for the same period in 2013. Our net loss for the nine months ended February 28, 2014 was ($1,801,093) as compared to ($188,771) for the same period in 2013. The increase in the losses was mainly attributable to the increase in legal and professional fees discussed above as well as the increase in wages and salaries and interest expense.

Liquidity and Capital Resources

As of February 28, 2014, our current assets were $1,299,715 and our total liabilities were $569,686. As of February 28, 2014, current assets were comprised of $739,143 in cash, $441,470 of receivables, $112,602 of inventory, and $6,500 in prepaid items. As of February 28, 2014, total liabilities were comprised of $103,686 in accounts payable, $216,000 of notes payable, and $250,000 of accounts receivable holdback liability.

As of February 28, 2014, our total assets were $1,666,944 comprised of current assets, furniture/equipment of $74,794, and $292,435 of deposits.  Stockholders’ deficit decreased from ($151,606) as of May 31, 2013 to a positive $1,097,258 as of February 28, 2014.

Cash Flows From Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended February 28, 2014, net cash flows used in operating activities was $(1,660,037). Net cash flows used in operating activities was $(563,131) for the nine months ended February 28, 2013. Uncollected accounts receivables may adversely impact liquidity and require the Company to seek additional outside capital to fund operations. Accounts receivables represented a significant portion of sales as we experienced a delay in receiving payments that was longer than anticipated due to shipping delays, travel time delays, and a longer introduction period to customers. In addition, in limited circumstances, payment terms to a customer may be extended beyond those stated in the contract, in order to assist product success in the market with that customer.

Cash Flows From Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended February 28, 2014, net cash provided by financing activities was $2,383,082. For the nine month period ended February 28, 2013, net cash provided by financing activities was $563,163.

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

Critical Accounting Policies

Our significant accounting policies are presented in our notes to financial statements for the period ended February 28, 2014 contained in this Amendment No. 2 on Form 10-Q/A, and fiscal year ended May 31, 2013, which are contained in the Company’s 2013 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Sealand Natural Resources Inc.

Date: September 17, 2014	By:	/s/ Lars Poulsen
Lars Poulsen
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 17, 2014	By:	/s/ Steve Matteson
Steve Matteson
Chief Financial Officer
(Principal Financial and Accounting Officer)