Form 10-K/A
period 2013-05-31
Sealand Natural Resources Inc
filed 2014-10-07
CIK 1522236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

On September 12, 2013, Sealand Natural Resources Inc. (“Sealand” or the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (the “Original 2013 10-K”) with the Securities and Exchange Commission (the “Commission”). Following the filing of our Original 2013 10-K, the Company reevaluated the effectiveness of disclosure controls and procedures and internal controls over financial reporting and we took steps to eliminate future issues. Specifically, as disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014 filed with the Commission on September 15, 2014, in the middle of March 2014, during the fourth quarter of the fiscal year ended May 31, 2014, we hired a support staff person in our Denmark office who has assumed responsibility for gathering necessary financial documents to forward to our CFO for reporting.

This Amendment No. 1 is being filed solely for the purpose of amending Item 9A Controls and Procedures to disclose that, as of May 31, 2013, the Company’s disclosure controls and procedures and internal control over financial reporting was not effective for the purposes for which they were intended.

Items Amended in this Filing

This Amendment No. 1 amends the following items of our Original 2013 10-K:

Part II – Item 9A. Controls and Procedures

Part IV – Item 15. Exhibits, Financial Statement Schedules

In accordance with applicable Commission rules, this Amendment No. 1 includes new certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) from our Principal Executive Officer and Principal Financial Officer dated as of the date of filing this Amendment No. 1.

Except for the items noted above, no other information included in the Original 2013 10-K is being amended or updated by this Amendment No. 1. This Amendment No. 1 continues to describe the conditions as of the date of the Original 2013 10-K, and, except as contained herein, we have not updated or modified the disclosures contained in the Original 2013 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Commission subsequent to the filing of the Original 2013 10-K, including any amendment to those filings.

Part III

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, due to the inability of the non-US bank to provide the CFO direct online, real time, access to information in English and US dollar denominations/conversions – a new banking relationship is needed with a vendor capable of those services.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of May 31, 2013, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended, given the above referenced issues with the Denmark based bank account and lack of support staff available to assist the CEO in gathering and reporting the bank account activity to the CFO.

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

SEALAND NATURAL RESOURCES INC.

Date: October 7, 2014	By:	/s/ Lars Poulsen
Lars Poulsen
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 7, 2014	By:	/s/ Lars Poulsen
Lars Poulsen
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: October 7, 2014	By:	/s/ Steve Matteson
Steve Matteson
Chief Financial Officer
(Principal Financial And Accounting Officer)

Date: October 7, 2014	By:	/s/ Greg May
Greg May
Vice President, Chief Operating Officer and Director