Form 10-Q
period 2014-08-31
Sealand Natural Resources Inc
filed 2014-10-21
CIK 1522236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended August 31, 2014

or

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

As of October 20, 2014, the registrant had 2,773,375 shares of common stock issued and outstanding.

SEALAND NATURAL RESOURCES INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

August 31, 2014

2

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

SEALAND NATURAL RESOURCES, INC.

FORMERLY VITAS GROUP, INC.

(A Development Stage Enterprise)

Table of Contents

Balance Sheets:
August 31, 2014 and May 31, 2014	F-2

Statements of Operations:
For the three months ended August 31, 2014 and 2013	F-3

Statements of Cash Flows:
For the three months ended August 31, 2014 and 2013	F-4

Notes to Financial Statements:
August 31, 2014	F-5

SEALAND NATURAL RESOURCES, INC.

FORMERLY VITAS GROUP, INC.

(A Development Stage Enterprise)

Balance Sheets

	August 31,	May 31,
	2014	2014
	Unaudited	Audited
ASSETS
Current assets:
Cash	$439,388	$810,433
Accounts receivable, net of allowance	212,990	530,637
Inventory	125,047	109,628
Prepaids	56,703	48,086
Total current assets	834,128	1,498,784

Fixed assets
Furniture and Equipment, net	85,308	85,579

Other assets
Security deposits on land useage	150,000	150,000

Total assets	$1,069,436	$1,734,363

LIABILITIES
Current liabilities:
Accounts payable and accrued taxes	$132,275	$49,198
Related party loans	-	-
Notes Payable	113,751	108,000
Accounts recievable holdback liability	-	250,000

Total current liabilities	246,026	407,198

Total liabilities	246,026	407,198

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 authorized, 2,717,029 and 2,678,515 shares issued and outstanding	2,717	2,679
Capital in excess of par value	4,237,415	3,898,776
Stock subscription	1,230,280	1,003,575
Deficit accumulated during the development stage	(4,647,002)	(3,577,865)
Total stockholders' deficit	823,410	1,327,165
Total liabilities and stockholders' deficit	$1,069,436	$1,734,363

The accompanying notes are an integral part of these statements.

SEALAND NATURAL RESOURCES, INC.

FORMERLY VITAS GROUP, INC.

 (A Development Stage Enterprise)

Statement of Operations

 Unaudited

	Three months	Three months
	August 31,	August 31,
	2014	2013

Sales	$125,203	$42,067

Cost of Sales	132,766	48,605

Gross Profit	(7,563)	(6,538)

General and administrative expenses:
Wages and salaries	181,054	113,324
Advertising and marketing	82,693	12,023
Legal and professional	92,103	41,223
Bad debts	225,000
Stock based professional fees	284,458
Computer and internet	5,984	2,761
Travel and entertainment	54,718	22,103
Product development costs	3,258	3,766
Bank charges	1,678	2,122
Rent	38,787	19,085
Depreciation and amortization	2,943	1,527
Other office and miscellaneous	41,918	18,520
Total operating expenses	1,014,594	236,454
(Loss) from operations	(1,022,157)	(242,992)

Other income (expense):
Interest (expense)	(46,980)	(4,700)
Income/(Loss) before taxes	(1,069,137)	(247,692)

Provision/(credit) for taxes on income	-	-
Net Income/(loss)	$(1,069,137)	$(247,692)

Basic earnings/(loss) per common share	$(0.40)	$(0.12)

Weighted average number of shares outstanding	2,705,431	2,135,000

The accompanying notes are an integral part of these statements.

SEALAND NATURAL RESOURCES, INC.

FORMERLY VITAS GROUP, INC.

(A Development Stage Enterprise)

Statement of Cash Flows

Audited

	Three months	Three months
	August 31,	August 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$(1,069,137)	$(247,692)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	258,858
Depreciation and amortization	2,943	1,527
Amortization of note discount	30,816
Stock option plan	25,600
Change in current assets and liabilities:
Accounts receivable	92,647	104,801
Inventory	(15,419)	(14,431)
Prepaids	(8,617)
Accounts receivable holdback liability
Allowance for doubtful accounts	225,000
Accounts payable and accrued expenses	88,936	(277,291)
Net cash flows from operating activities	(368,373)	(433,086)

Cash flows from investing activities:
Purchase of fixed assets	(2,672)
		-
Net cash flows from investing activities	(2,672)	-

Cash flows from financing activities:
Proceeds from sale of common stock		590,000
Deposits paid		(15,214)
Notes Payable
Stock subscription receivable		(44,687)
Net cash flows from financing activities	-	530,099
Net cash flows	(371,045)	97,013

Cash and equivalents, beginning of period	810,433	34,297
Cash and equivalents, end of period	$439,388	$131,310

The accompanying notes are an integral part of these statements.

SEALAND NATURAL RESOURCES INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

August 31, 2014

Note 1 - Summary of Significant Accounting Policies

General Organization and Business

Sealand Natural Resources Inc. (“Sealand” or the “Company”) is a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on May 23, 2011. The Company engages in the manufacture, distribution, sales and marketing of all natural functional beverages, nutriceuticals, health supplements and the harvesting of organic raw materials. The Company integrates critical scientific, environmental and medical competencies in three core areas: exploration/discovery, characterization of health benefits, and the ability to scale up new and natural consumer products for commercial use. The principal markets for the natural function beverages are primarily Europe and Southeast Asia. The product is primarily sold to wholesale and retail distributors worldwide.

The Company’s operations are based in the United States. We have an individual that works in Denmark who oversees the Birch Sap production and sales as well as an additional support staff person in Denmark who assists in these tasks.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s market penetration before another company develops a similar product.

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” The Company has adopted the new provision of FASB ASC 915-275 and is not reporting inception to date activities as previously required.

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the period ended August 31, 2014 and May 31, 2014 and for the three months ended August 31, 2014 and 2013.

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

Cash and cash equivalents

The Company maintains a cash balance in an interest and non-interest-bearing accounts. At times, cash balances may be in excess of the FDIC Insurance limit. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of August 31, 2014 and May 31, 2014.

Property and Equipment

The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years. As of August 31, 2014 and 2013 the company had recognized total depreciation expense of $2,943 and $1,527, respectively.

Inventory

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis. The inventory consists of imported flavoring , bottle caps, and labels used to produce the Company’s all natural, organic birch tree beverage.

SEALAND NATURAL RESOURCES INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

August 31, 2014

Accounts receivable

Trade receivables are carried at original invoice amount. Management has determined that an allowance for uncollectible accounts is necessary. The allowance for doubtful accounts is based on management estimates of accounts that will not be collected in the future. Receivables past due for more than 90 days are considered delinquent. Management determines uncollectible accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions and by using historical experience applied to an aging of accounts. Recoveries of trade receivables previously written off are recorded when received. Any account over 90 days past due is now analyzed and any risk of collection is added to allowance for doubtful accounts.

On February 20, 2014, the Company entered into a factoring agreement and received $250,000 for certain accounts listed on their accounts receivable. The Company has an obligation to repurchase these shares if the receivable is never collected. Due to this obligation the Company has recorded an accounts receivable holdback liability. In August 2014, the Company and the factoring agent determined to eliminate this agreement. The Company is issuing shares of stock for the monies received by the factoring agent. As of August 31, 2014, the Company has recorded $250,000 as a stock subscription.

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

August 31, 2014

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

SEALAND NATURAL RESOURCES INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

August 31, 2014

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

Development Stage Enterprise

The Company’s financial statements are prepared as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities”pursuant to the provisions of Topic 26, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and developing functional beverages that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage.

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

SEALAND NATURAL RESOURCES INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

August 31, 2014

Recently Issued Accounting Pronouncements

As of August 31, 2014 and May 31, 2014, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of August 31, 2014, the Company had an accumulated deficit of$4,647,002. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

August 31, 2014

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

Following the discovery of various material errors the Company informed the SEC on August 11, 2014, that the financial statements for the quarter ended February 28, 2014, as restated, could not be relied upon, and the Company filed, on September 17, 2014 its second restated unaudited financial statements for the above mentioned period.

SEALAND NATURAL RESOURCES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

August 31, 2014

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

Note 4 – Service Agreements

On June 1, 2011, the Company entered into a Service Agreement with Greg May. The agreement requires the Company to pay Mr. May a sum of $9,800 monthly fee plus de-minimus fringe benefits. The agreement is cancellable by either party with written notice of termination. In May of 2013, the Company modified this Service Agreement to include the issuance of 1,500 shares of the Company’s common stock paid out quarterly basis (on an annual basis). The modified agreement was effective January 1, 2013 and the 1,500 shares to be issued on March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014 have not been issued but have been accounted for as a stock subscription payable.

On June 1, 2011, the Company entered into a Service Agreement with Lars Poulsen. The agreement requires the Company to pay Mr. Poulsen a sum of $7,500 monthly fee plus de-minimus fringe benefits. The agreement is cancellable by either party with written notice of termination. In May of 2013, the Company modified this Service Agreement to include the issuance of 1,500 shares of the Company’s common stock paid out quarterly basis (on an annual basis). The modified agreement was effective January 1, 2013 and the 1,500 shares to be issued on March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014 have not been issued but have been accounted for as a stock subscription payable.

SEALAND NATURAL RESOURCES INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

August 31, 2014

On January 1, 2013, the Company entered into a Service Agreement with Steven Matteson. The agreement requires the Company to pay Mr. Matteson a sum of $2,500 monthly fee plus de-minimus fringe benefits. The agreement is cancellable by either party with written notice of termination. Additionally, the contract requires 1,500 shares of common stock paid out quarterly (on an annual basis). The 1,500 shares to be issued on March 31, 2013, June 30, 2013 and September 30, 2013 were issued in October 2013. On October 1, 2013, the Company modified this contract. The modified contract now requires the issuance of 3,000 shares of stock a quarter (on an annual basis) and the Company will pay all related taxes on these shares through a payroll deduction. Additionally, this officer can earn an additional 10,000 shares when the Company achieves $2.0 million in net sales, an additional 10,000 shares with the Company achieves $3.0 million in net sales and an additional 10,000 shares when the Company achieves $5.0 million in net sales. On December 31, 2013, the Company issued 1,500 shares of the 3,000 shares to be issued. The remaining 1,500 shares have been accounted for as a stock subscription payable. Additionally, the 3,000 shares to be issued on March 31, 2014 and June 30, 2014 have not been issued and have been added to the stock subscription payable. On July 18, 2014, the Company terminated the current agreement with Mr. Matteson and entered a new Service Agreement. The Company terminated these shares and offset the stock subscription to the related expense. The new agreement grants 1,500 shares per quarter starting on September 30, 2014 and a monthly payment of $6,000.

On July 2, 2013, the Company entered into a Service Agreement with Peter Kuhn. The agreement is cancellable by either party with written notice of termination. The contract requires 1,500 shares of common stock paid out quarterly (on an annual basis). Additionally, this officer can earn an additional 5,000 shares when the Company achieves $2.0 million in net sales and an additional 5,000 shares with the Company achieves $3.0 million in net sales. The shares earned on September 30, 2013 were issued in October 2013, the 1,500 shares were issued on December 31, 2013, the 1,500 for the quarter ending March 31, 2014 were issued on April 2, 2014 and the June 30, 2014 shares were issued on July 1, 2014.

On March 1, 2014, the Company restructured these service agreements. The Company eliminated the restricted nature of the shares earned and converted those to fully tradable shares.

Note 5 – Security Deposit on Land Usage

On February 12, 2014, The Company entered into an agreement with Tuomo Forest for the sole right to all raw organic birch sap to be harvested in the 42 hectares land owned by Tuomo Forest. This exclusive agreement is valid for (10) ten years unless canceled in writing with a (4) four month notice. The Company has a minimum order of 100,000 liters of birch sap per year. The agreement called for a deposit for usage of $150,000.

Note 6 – Cumulative sale of Common Stock

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

SEALAND NATURAL RESOURCES INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

August 31, 2014

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

On April 1, 2014, the Company issued 1,500 shares of common stock as part of their service agreement with one key individual. The Company recognized $17,985 in stock based compensation expense.

On April 12, 2014, the Company issued 3,250 shares of common stock for professional services rendered. The Company recorded an expense of $39,975.

During the month of April 2014, the Company issued 800 shares of common stock that was purchased in February 2012 but never issued.

During the month of June 2014, the Company issued 17,600 shares of stock. The Company issued 8,300 shares and recorded an expense of $96,858 for stock based professional fees and issued 9,300 shares of common stock that was purchased in February 2012 but never issued.

During the month of July 2014, the Company issued 20,914 shares of common stock. The Company issued 1,500 shares as part of their consultancy agreement and recorded an expense of $15,150. The Company also issued 18,000 shares of stock for professional services and recorded an expense of $162,000. Additionally, the Company issued 1,414 shares that were purchased in February 2012 but never issued.

Note 7 – Convertible Notes Payable

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

SEALAND NATURAL RESOURCES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

August 31, 2014

On November 22, 2013, the Company paid off $25,000 of these notes payable and paid an additional $3,500 of accrued interest.

In December 2012, the Company received a convertible notes payable in the amount of $100,000. The note carries an 8% rate of interest and can be converted into common stock at a strike price of $12.50 per share (adjusted for post-merger value). On December 1, 2013, the Company re-negotiated this convertible note. The Company renewed the note at $108,000, which includes accrued interest of $8,000. There is also a conversion factor that allows the holder to convert these shares at $3 per share. The Company has recorded a beneficial conversion feature of $258,840. The balance of this beneficial conversion feature at August 31, 2014 was $5,751.

Note 8 – Consulting Agreement

The Company has entered into an agreement with DASH Advisors, LLC (“DASH”) to provide strategic direction and marketing strategy. The Company will pay a monthly retainer of $3,000 per month and grant 51,532 stock options to DASH, exercisable at $6.00 per share until January 1, 2024. The options vest over time at the rate of 4,294 per month, until fully vested.

Note 9 – Joint Venture

On March 1, 2014, the Company entered into a joint venture with KeeSan Family Co, Ltd. The purpose of the joint venture is the development and growth of Birk brand in Asia. The joint venture is called Sealand Natural Resources Korea Co, Ltd. It calls for the investment of $22,500 for an ownership of 45%. As of May 31, 2014, the Company has not funded this joint venture and there is no activity.

Note 10 – Return of Capital

During the period ending May 31, 2014, the Company reimbursed two investors for monies that were given for stock purchases in 2011 and 2012 that was never issued.

On March 18, 2014, the Company refunded $8,600 and on March 21, 2014, the Company also refunded an additional $18,500. For a total of $27,100.

The Company recorded these transactions as a prior period adjustment.

Note 11 – Service Condition Stock Options

The Company has initiated a stock option agreement with one of its vendors (See Note 8). Compensation costs are recognized on a graded basis.

SEALAND NATURAL RESOURCES INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

August 31, 2014

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

Period Ended
August 31,
2014

Expected volatility	91.83%
Weighted-average volatility	81.83%
Expected dividends	-
Expected term (in years)	10.00
Weighted-average risk-free interest rate	2.35%
Expected Forfeiture rate	-

Stock option transactions under the Company’s plans for the period ending August 31, 2014 are summarized as follows:

Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
Options	Shares	Price	Term (years)
Balance, beginning of period	-	$-
Granted	51,532	6.00	9.33
Exercised	-
Forfeited	-
Outstanding at August 31, 2014	51,532	6.00	9.33
Exercisable at August 31, 2014	34,352	$6.00	9.33

During the period ending August 31, 2014, the Company recorded stock based professional fees of $25,600.

Note 12 – Subsequent Events

Management has reviewed events between August 31, 2014 and the date the financials were issued, October 20, 2014, and there were no significant events identified for disclosure.

On September 10, 2014, the Company issued 3,346 shares of common stock.

On October 1, 2014, the Company issued 3,000 shares of common stock as part of the service agreements they have with key employees.

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

Overview

Sealand Natural Resources Inc. (the “Company”, “We”, or “Us”) is a research and new product development company that manufactures, markets and sells “new age functional beverages”, organic nutriceuticals, health supplements, organic raw materials and health food worldwide with the goal of delivering beneficial health effects to those who enjoy our 100% natural and organic products. Our mission is to become a leader in this category and we see the future as a growing market segment which fits our mission. The principal markets for the natural function beverages are primarily Europe and Southeast Asia. The product is primarily sold to wholesale and retail distributors worldwide.

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

Results of Operations

Comparison for the three months ended August 31, 2014 and 2013

Revenues

For the three months ended August 31, 2014 and 2013 we generated revenues of $125,203 and $42,067, respectively. Revenue increase was attributable to establishing new sales contracts with new vendors, both domestic and international, and repeat orders from existing customers.

Operating Expenses

Operating costs for the three months ended August 31, 2014 and 2013 were $1,014,594 and $236,454, respectively. These costs are connected to general and administrative expenses, which are comprised of wages and salaries, advertising, professional fees, and other related expenses. Expenses increased primarily due to: a) increased scale and scope of business operations; b) greater emphasis on marketing and advertising efforts; c) increased use of professional and related consulting services, and d) an allowance for bad debts.

Specifically, our legal and professional expenses, both cash and stock, for the three months ended August 31, 2014 were $376,561, as compared to $41,223 for the three months ended August 31, 2013. The reasons for the increase were: 1) increased compliance and regulatory expense of being a public company; and 2) increased distribution presence and the hiring of professionals in the beverage industry as well as other consultants.

In the current quarter, as in prior quarters, we used common stock as a method of payment for certain services as incentive to its key employees.   We expect to continue these arrangements.

Net Loss

Our operating results have recognized losses in the amount of $1,069,137 and $247,692 for the three months ended August 31, 2014 and 2013, respectively.  The increase in the losses was attributable to additional expenditures in salaries, greater emphasis on marketing/advertising and associated travel expenses, and growth of the operations through expansion of the production/distribution channels.

Liquidity and Capital Resources

As of August 31, 2014, our current assets were $834,128 and our total liabilities were $246,026. As of August 31, 2014, current assets were comprised of $439,388 in cash, $212,990 of receivables, $125,047 of inventory, and $56,703 in prepaids. As of August 31, 2014, total liabilities were comprised of $132,275 in accounts payable and accrued taxes, and $113,751 of notes payable.

As of August 31, 2014, our total assets were $1,069,436 comprised of current assets, furniture/equipment of $85,308, and $150,000 of deposits.  Stockholders’ deficit decreased from $1,327,165 as of August 31, 2013 to $823,410 as of August 31, 2014.

Cash Flows From Operating Activities

We have not generated positive cash flows from operating activities. For the quarter ended August 31, 2014, net cash flows used in operating activities was ($368,373). Net cash flows used in operating activities was ($433,086) for the quarter ended August 31, 2013.

Cash Flows From Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the quarter ended August 31, 2014 net cash provided by financing activities was $0. Net cash provided by financing activities for the quarter ended August 31, 2013 was $530,099.

Going Concern

The financial statements for the period ended August 31, 2014 contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Recent Accounting Pronouncements

As of August 31, 2014 and May 31, 2014, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Critical Accounting Policies

Our significant accounting policies are presented in our notes to financial statements for the: a) period ended August 31, 2014 contained in this Form 10-Q; b) fiscal year ended May 31, 2013, which are contained in the Company’s 2013 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that due to the material weakness discussed below, the Company's disclosure controls and procedures were not effective, as of the end of the quarter ended August 31, 2014, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of August 31, 2014, the Company determined that the following items constituted material weaknesses:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended August 31, 2014, the Company issued 38,514 shares of common stock. The Company issued 26,300 shares for stock based professional fees, 10,714 shares that were purchased in February 2012 but never issued, and 1,500 shares as part of a consultancy agreement.

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

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

On July 18, 2014, the Company terminated the current Service Agreement with Steve Matteson, our Chief Financial Officer, and entered into a new Service Agreement. The new Service Agreement grants 1,500 shares of common stock per quarter to Mr. Matteson starting on September 30, 2014 and a monthly payment of $6,000. The foregoing description of the terms of the Service Agreement is qualified in its entirety by reference to the provisions of the Employment Services Agreement, filed as Exhibit 10.7 to this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Item 6.  Exhibits

Exhibit Number	Exhibit Title

10.7	Service Agreement with Steve Matteson, dated July 18, 2014.

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

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

Sealand Natural Resources Inc.

Date: October 20, 2014	By:	/s/ Lars Poulsen
Lars Poulsen
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 20, 2014	By:	/s/ Steve Matteson
Steve Matteson
Chief Financial Officer
(Principal Financial and Accounting Officer)

