Form 10-Q
period 2014-11-30
Sealand Natural Resources Inc
filed 2015-01-20
CIK 1522236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended November 30, 2014

or

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

As of January 20, 2015, the registrant had 2,736,375 shares of common stock issued and outstanding.

SEALAND NATURAL RESOURCES INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

November 30, 2014

2

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

SEALAND NATURAL RESOURCES, INC.
FORMERLY VITAS GROUP, INC.
(A Development Stage Enterprise)
Table of Contents

Balance Sheets:
November 30, 2014 and May 31, 2014	F-2

Statements of Operations:
For the three and six months ended November 30, 2014 and 2013	F-3

Statements of Cash Flows:
For the six months ended November 30, 2014 and 2013	F-4

Notes to Financial Statements	F-6

SEALAND NATURAL RESOURCES, INC.
FORMERLY VITAS GROUP, INC.
(A Development Stage Enterprise)
Balance Sheets

	November 30,	May 31,
	2014	2014
	Unaudited	Audited
ASSETS
Current assets:
Cash	$65,008	$810,433
Accounts receivable, net of allowance	166,887	530,637
Other receivable	30,000
Inventory	135,038	109,628
Prepaids	42,926	48,086
Total current assets	439,859	1,498,784

Fixed assets
Furniture and Equipment, net	82,133	85,579

Other assets
Security deposits on land usage	150,000	150,000

Total assets	$671,992	$1,734,363

LIABILITIES
Current liabilities:
Accounts payable and accrued taxes	$172,728	$49,198
Notes payable	108,000	108,000
Notes payable, related party	5,000
Accounts receivable holdback liability	-	250,000

Total current liabilities	285,728	407,198

Total liabilities	285,728	407,198

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 authorized, 2,723,375 and 2,678,515 shares issued and outstanding	2,723	2,679
Capital in excess of par value	4,201,561	3,898,776
Stock subscription	1,245,730	1,003,575
Deficit accumulated during the development stage	(5,063,750)	(3,577,865)
Total stockholders' deficit	386,264	1,327,165
Total liabilities and stockholders' deficit	$671,992	$1,734,363

The accompanying notes are an integral part of these statements.

SEALAND NATURAL RESOURCES, INC.
FORMERLY VITAS GROUP, INC.
(A Development Stage Enterprise)
Statements of Operations
Unaudited

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	November 30,	November 30,	November 30,	November 30,
	2014	2013	2014	2013

Sales	$145,585	$221,368	$270,788	$263,435

Cost of Sales	139,325	146,367	272,091	194,973

Gross Profit	6,260	75,001	(1,303)	68,462

General and administrative expenses:
Wages and salaries	111,216	170,906	284,124	290,740
Advertising and marketing	22,203	32,372	104,896	40,426
Legal and professional	157,963	78,911	224,466	133,122
Bad debts	50,000		275,000
Stock based professional fees	(62,800)		221,658
Computer and internet	6,852	4,887	18,204	7,715
Travel and entertainment	42,853	21,867	97,571	43,970
Product development costs	2,332	21,180	5,590	26,001
Bank charges	1,559	2,535	3,237	4,657
Rent	27,600	18,908	66,386	37,992
Depreciation and amortization	3,175	1,681	6,118	3,208
Other office and miscellaneous	52,143	9,693	122,441	11,563
Total operating expenses	415,096	362,940	1,429,691	599,394
(Loss) from operations	(408,836)	(287,939)	(1,430,994)	(530,932)

Other income (expense):
Interest (expense)	(7,911)	(27,248)	(54,891)	(31,948)
Income/(Loss) before taxes	(416,747)	(315,187)	(1,485,885)	(562,880)

Provision/(credit) for taxes on income	-	-	-	-
Net Income/(loss)	$(416,747)	$(315,187)	$(1,485,885)	$(562,880)

Basic earnings/(loss) per common share	$(0.15)	$(0.13)	$(0.55)	$(0.24)

Weighted average number of shares outstanding	2,708,589	2,373,125	2,708,589	2,372,125

The accompanying notes are an integral part of these statements.

SEALAND NATURAL RESOURCES, INC.
FORMERLY VITAS GROUP, INC.
(A Development Stage Enterprise)
Statements of Cash Flows
Unaudited

	Six months	Six months
	ended	ended
	November 30,	November 30,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$(1,485,885)	$(562,880)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	289,472	55,500
Depreciation and amortization	6,118	3,208
Amortization of note discount	42,712	17,650
Stock option plan	(37,200)
Change in current assets and liabilities:
Accounts receivable	88,750	(61,813)
Inventory	(25,410)	20,636
Prepaids	(24,840)	278
Accounts receivable holdback liability
Allowance for doubtful accounts	275,000
Accounts payable and accrued expenses	123,530	(267,183)
Net cash flows from operating activities	(747,753)	(794,604)

Cash flows from investing activities:
Purchase of fixed assets	(2,672)
		-
Net cash flows from investing activities	(2,672)	-

Cash flows from financing activities:
Proceeds from sale of common stock		560,000
Deposits paid
Notes payable		(27,000)
Notes payable, related party	5,000
Stock subscription receivable		369,763
Related party transactions		(20,000)
Net cash flows from financing activities	5,000	882,763
Net cash flows	(745,425)	88,159

Cash and equivalents, beginning of period	810,433	34,297
Cash and equivalents, end of period	$65,008	$122,456

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCING AND INVESTING:
Shares issued for Services	110,410	6,000
Shares issued to settle interest expense	-
Shares issued to settle convertible notes	-

The accompanying notes are an integral part of these statements.

SEALAND NATURAL RESOURCES, INC.
FORMERLY VITAS GROUP, INC.
(A Development Stage Enterprise)
Statement of Shareholders Equity/(Deficit)
Audited

					(Deficit)
					Accumulated
			Additional		During the
	Common stock		Paid-in	Stock	Development
	Shares*	Amount	Capital	Subscription	Stage	Totals

Balance, May 23, 2011	-	$-	$-	$-	$-	$-

Founder shares issued	7,048	7	1,993		-	2,000

Common stock issued					-	-

Net (loss) for the period	-	-	-		-	-

Balance, May 31, 2011	7,048	7	1,993		-	2,000

Founder shares issued	704,796	705	199,295	(63,698)		136,302

Shares issued for cash	466,357	466	146,108			146,574

Net (loss) for the period					(320,109)	(320,109)

Balance, May 31, 2012	1,178,201	1,178	347,396	(63,698)	(320,109)	(35,233)

Shares issued in merger and Cancellation	926,799	927	57,573	63,698		122,198

Forgiveness of debt					29,887	29,887

Stock subscription per Service Agreements				28,800		28,800

Stock subscriptions for cash received shares not issued				350,000		350,000

Net (loss) for the period					(647,258)	(647,258)

Balance, May 31, 2013	2,105,000	2,105	404,969	378,800	(937,480)	(151,606)

Shares issued for cash	502,965	503	2,345,424			2,345,927

Shares issued for services	70,550	71	769,983			770,054

Return of capital					(27,100)	(27,100)

Stock subscription per Service Agreements				164,775		164,775

Stock subscriptions for cash received shares not issued				460,000		460,000

Stock option plan transactions			378,400			378,400

Net (loss) for the period					(1,485,885)	(1,485,885)

Balance, May 31, 2014	2,678,515	$2,679	$3,898,776	$1,003,575	$(2,450,465)	$2,454,565

* Adjusted to post merger shares

The accompanying notes are an integral part of these statements.

SEALAND NATURAL RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

November 30, 2014

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position as of November 30, 2014 and May 31, 2014 and the results of operations and cash flows of the Company for the three and six months ended November 30, 2014 and 2013.

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

Cash and cash equivalents

The Company maintains a cash balance in an interest and non-interest-bearing accounts. At times, cash balances may be in excess of the FDIC Insurance limit. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of November 30, 2014 and May 31, 2014.

Property and Equipment

The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years. As of November 30, 2014 and 2013 the company had recognized total depreciation expense of $6,118 and $3,208, respectively.

Inventory

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis. The inventory consists of imported flavoring , bottle caps, and labels used to produce the Company’s all natural, organic birch tree beverage.

SEALAND NATURAL RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

November 30, 2014

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

On February 20, 2014, The Company entered into a factoring agreement and received $250,000 for certain accounts listed on their accounts receivable. The Company has an obligation to repurchase these accounts if the receivable is never collected. Due to this obligation the Company has recorded an accounts receivable holdback liability. In August 2014, the Company and the factoring agent determined to eliminate this agreement. The Company is issuing share of stock for the monies received by the factoring agent. As of August 31, 2014, the Company has recorded $250,000 as a stock subscription.

As of November 30, 2014 the Company has a receivable with the Internal Revenue Service of $30,000. This is listed as an other receivable on the balance sheets of the financial statements.

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

November 30, 2014

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

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including senior convertible notes payable with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FASB ASC 815, in certain circumstances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

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

FASB ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 and Level 2) and the lowest priority to unobservable inputs (Level 3).

SEALAND NATURAL RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

November 30, 2014

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

SEALAND NATURAL RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

November 30, 2014

Recently Issued Accounting Pronouncements

As of November 30, 2014 and May 31, 2014, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of November 30, 2014, the Company had an accumulated deficit of $5,063,750. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

November 30, 2014

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

Second Restatement:

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

Following the discovery of various material errors the Company informed the SEC on July 14, 2014, that the financial statements for the quarter ended February 28, 2014 could not be relied upon, and on July 16, 2014 filed its restated unaudited financial statements for the above mentioned periods. Following the discovery of various material errors the Company informed the SEC on August 11, 2014, that the financial statements for the quarter ended February 28, 2014, as restated, could not be relied upon, and the Company restated their unaudited financial statement for the above mentioned period in September 2014.

The following table represents the effects of the subsequent and first restated statements for the three months ended February 28, 2014.

SEALAND NATURAL RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

November 30, 2014

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

Note 4 – Service Agreements

On June 1, 2011, the Company entered into a Service Agreement with Greg May. The agreement requires the Company to pay Mr. May a sum of $9,800 monthly fee plus de-minimus fringe benefits. The agreement is cancellable by either party with written notice of termination. In May of 2013, the Company modified this Service Agreement to include the issuance of 1,500 shares of the Company’s common stock paid out quarterly basis (on an annual basis). The modified agreement was effective January 1, 2013 and the 1,500 shares to be issued on March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014, June 30, 2014 and September 30, 2014 have not been issued but have been accounted for as a stock subscription payable. Additionally, Mr. May has not been paid his November payment of $9,800. This amount has been accrued.

On June 1, 2011, the Company entered into a Service Agreement with Lars Poulsen. The agreement requires the Company to pay Mr. Poulsen a sum of $7,500 monthly fee plus de-minimus fringe benefits. The agreement is cancellable by either party with written notice of termination. In May of 2013, the Company modified this Service Agreement to include the issuance of 1,500 shares of the Company’s common stock paid out quarterly basis (on an annual basis). The modified agreement was effective January 1, 2013 and the 1,500 shares to be issued on March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014, June 30, 2014 and September 30, 2014 have not been issued but have been accounted for as a stock subscription payable.

On January 1, 2013, the Company entered into a Service Agreement with Steven Matteson. The agreement requires the Company to pay Mr. Matteson a sum of $2,500 monthly fee plus de-minimus fringe benefits. The agreement is cancellable by either party with written notice of termination. Additionally, the contract requires 1,500 shares of common stock paid out quarterly (on an annual basis). The 1,500 shares to be issued on March 31, 2013, June 30, 2013 and September 30, 2013 were issued in October 2013. On October 1, 2013, the Company modified this contract. The modified contract now requires the issuance of 3,000 shares of stock a quarter (on an annual basis) and the Company will pay all related taxes on these shares through a payroll deduction. Additionally, this officer can earn an additional 10,000 shares when the Company achieves $2.0 million in net sales, an additional 10,000 shares with the Company achieves $3.0 million in net sales and an additional 10,000 shares when the Company achieves $5.0 million in net sales. On December 31, 2013, the Company issued 1,500 shares of the 3,000 shares to be issued. The remaining 1,500 shares have been accounted for as a stock subscription payable. Additionally, the 3,000 shares to be issued on March 31, 2014 and June 30, 2014 have not been issued and have been added to the stock subscription payable. On August 1, 2014, the Company terminated the current agreement with Mr. Matteson. The Company terminated these shares and offset the stock subscription to the related expense. The new agreement dated July 18, 2014 pays Mr. Matteson a monthly amount of $6,000 and grants 1,500 shares per quarter starting on September 30, 2014. The 1,500 shares on September 30, 2014 were issued on October 1, 2014. Additionally, Mr. Matteson has not been paid his November payment of $6,000. This amount has been accrued.

SEALAND NATURAL RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

November 30, 2014

On July 2, 2013, the Company entered into a Service Agreement with Peter Kuhn. The agreement is cancellable by either party with written notice of termination. The Contract requires 1,500 shares of common stock paid out quarterly (on an annual basis). Additionally, this officer can earn an additional 5,000 shares when the Company achieves $2.0 million in net sales and an additional 5,000 shares with the Company achieves $3.0 million in net sales. The Shares earned on September 30, 2013 were issued in October 2013, the 1,500 shares were issued on December 31, 2013, the 1,500 for the quarter ending March 31, 2014 were issued on April 2, 2014, the June 30, 2014 shares were issued on July 1, 2014 and the September 30, 2014 shares were issued on October 1, 2014.

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

November 30, 2014

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

During the month of June 2014, the Company issued 17,600 share of stock. The Company issued 8,300 shares and recorded an expense of $96,858 for stock based professional fees and issued 9,300 share of common stock that was purchased in February 2012 but never issued.

During the month of July 2014, the Company issued 20,914 share of stock. The Company issued 1,500 shares as part of their consultancy agreement and recorded an expense of $15,150. The Company also issued 18,000 shares of stock for professional services and recorded an expense of $162,000. Additionally, the Company issued 1,414 shares that were purchased in February 2012 but never issued.

SEALAND NATURAL RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

November 30, 2014

On September 10, 2014, The Company issued 3,346 shares of stock that was purchased in September 2012 and never issued.

On September 30, 2014, the Company recorded stock based compensation expense for two key individuals. The Company recorded an expense of $15,450 but did not issue the 3,000 shares. The Company has recorded these shares as a stock subscription payable.

On October 1, 2014, the Company issued 3,000 shares of stock as part of their service agreements with two key individuals. The Company recognized $15,450 in stock based compensation expense.

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

In December 2012, the Company received a convertible notes payable in the amount of $100,000. The note carries an 8% rate of interest and can be converted into common stock at a strike price of $12.50 per share (adjusted for post-merger value). On December 1, 2013, the Company re-negotiated this convertible note. The Company renewed the note at $108,000, which includes accrued interest of $8,000. There is also a conversion factor that allows the holder to convert these shares at $3 per share. The Company has recorded a beneficial conversion feature of $258,840. This note matured and the beneficial conversion feature had been fully amortized. The balance of the accrued interest at November 30, 2014 was $8,640.

Note 8 – Related Party

On November 18, 2014, the Company received a related party short term loan of $5,000. The note is payable on demand and carries no stated amount of interest. The balance of this note on November 30, 2014 was $5,000.

Note 9 – Consulting Agreement

The Company has entered into an agreement with DASH Advisors, LLC (“DASH”) to provide strategic direction and marketing strategy. The Company will pay a monthly retainer of $3,000 per month and grant 51,532 stock options to DASH, exercisable at $6.00 per share until January 1, 2024. The options vest over time at the rate of 4,294 per month, until fully vested.

Note 10 – Joint Venture

On March 1, 2014, The Company entered into a joint venture with KeeSan Family Co, Ltd. The purpose of the joint venture is the development and growth of Birk brand in Asia. The Joint Venture is called Sealand Natural Resources Korea Co, Ltd. It calls for the investment of $22,500 for an ownership of 45%. As of September 30, 2014, the Company has not funded this joint venture and there is no activity.

Note 11 – Return of Capital

During the period ending May 31, 2014, The Company reimbursed two investors for monies that were given for stock purchases in 2011 and 2012 that was never issued.

On March 18, 2014, The Company refunded $8,600 and on March 21, 2014, the Company also refunded an additional $18,500, for a total of $27,100.

SEALAND NATURAL RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

November 30, 2014

Note 12 – Service Condition Stock Options

The Company has initiated a stock option agreement with one of its vendors (See Note 7). Compensation cost is recognized on a graded basis.

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

Period Ended
November 30,
2014

Expected volatility	91.43%
Weighted-average volatility	81.83%
Expected dividends	-
Expected term (in years)	10.00
Weighted-average risk-free interest rate	2.18%
Expected Forfeiture rate	-

Stock option transactions under the Company’s plans for the period ending November 30, 2014 are summarized as follows:

Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
Options	Shares	Price	Term (years)
Balance, beginning of period	-	$-
Granted	51,532	6.00	9.00
Exercised	-
Forfeited	-
Outstanding at November 30, 2014	51,532	6.00	9.00
Exercisable at November 30, 2014	47,234	$6.00	9.00

During the period ending November 30, 2014, the company recorded stock based professional fees of $25,600.

Note 13 – Prepaid expenses

During the course of the year the Company prepaid vendors for Inventory. The balance of this prepaid balance as of November 30, 2014 is $42,926.

Note 14 – Subsequent Events

Management has reviewed events between November 30, 2014 and the date the financials were issued, January 20, 2015, and there were no significant events identified for disclosure.

On December 22, 2014, the Company issued 10,000 shares of stock for cash.

On January 2, 2015, The Company issued 3,000 shares to two individuals as part of their employment agreements.

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

Results of Operations

Comparison for the three and six months ended November 30, 2014 and 2013

Revenues

For the three months ended November 30, 2014 and 2013, we generated revenues of $145,585 and $221,368, respectively. For the six months ended November 30, 2014 and 2013, we generated revenues of $270,788 and $263,435, respectively. Revenue decrease for the current three months was attributable to establishing fewer sales contracts with fewer vendors, both domestic and international, and fewer repeat orders from existing customers as compared to the same period in 2013.

Operating Expenses

Operating costs for the three months ended November 30, 2014 and 2013 were $415,096 and $362,940, respectively. Operating costs for the six months ended November 30, 2014 were $1,429,691, as compared to $599,394 for the same period in 2013. These costs are connected to general and administrative expenses, which are comprised of wages and salaries, advertising, professional fees, and other related expenses. Expenses increased primarily due to: a) increased scale and scope of business operations; b) increased travel expenses for business operation; c) increased use of professional and related consulting services, and d) an allowance for bad debts.

Specifically, our legal and professional expenses, both cash and stock, for the three months ended November 30, 2014 were $95,163, as compared to $78,911 for the three months ended November 30, 2013. Legal and professional expenses, both cash and stock, for the six months ended November 30, 2014 were $446,124, as compared to $133,122 for the six months ended November 30, 2013. The reasons for the increase were: 1) increased compliance and regulatory expense of being a public company; and 2) increased distribution presence and the hiring of professionals in the beverage industry as well as other consultants.

In the current quarter, as in prior quarters, we used common stock as a method of payment for certain services as incentive to its key employees.   We expect to continue these arrangements.

Net Loss

Our operating results have recognized losses in the amount of $408,836 and $287,939 for the three months ended November 30, 2014 and 2013, respectively.  Our operating results have recognized losses in the amount of $1,430,994 and $530,932 for the six months ended November 30, 2014 and 2013, respectively. The increase in the losses was attributable to additional expenditures in salaries, increase in travel expenses, and growth of the operations through expansion of the production/distribution channels.

Liquidity and Capital Resources

As of November 30, 2014, our current assets were $439,859 and our total liabilities were $285,728. As of November 30, 2014, current assets were comprised of $65,008 in cash, $166,887 of receivables, $135,038 of inventory, and $72,926 in prepaids. As of November 30, 2014, total liabilities were comprised of $172,728 in accounts payable and accrued taxes, and $113,000 of notes payable.

As of November 30, 2014, our total assets were $671,992 comprised of current assets, furniture/equipment of $82,133, and $150,000 of deposits.  Stockholders’ deficit decreased from $702,027 as of November 30, 2013 to $386,264 as of November 30, 2014.

Cash Flows From Operating Activities

We have not generated positive cash flows from operating activities. Net cash flows used in operating activities were $747,753 and $794,604 for the six months ended November 30, 2014 and 2013, respectively.

Cash Flows From Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. Net cash provided by financing activities were $5,000 and $882,763 for the six months ended November 30, 2014 and November 30, 2013, respectively.

Going Concern

The financial statements for the period ended November 30, 2014 contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Recent Accounting Pronouncements

As of November 30 and May 31, 2014, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Critical Accounting Policies

Our significant accounting policies are presented in our notes to financial statements for the: a) period ended November 30, 2014 contained in this Form 10-Q; b) fiscal year ended May 31, 2014, which are contained in the Company’s 2014 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that due to the material weakness discussed below, the Company's disclosure controls and procedures were not effective, as of the end of the three months ended November 30, 2014, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of November 30, 2014, the Company determined that the following items constituted material weaknesses:

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

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5.  Other Information.

None

Item 6.  Exhibits

Exhibit Number	Exhibit Title

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sealand Natural Resources Inc.

Date: January 20, 2015	By:	/s/ Lars Poulsen
Lars Poulsen
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 20, 2015	By:	/s/ Steve Matteson
Steve Matteson
Chief Financial Officer
(Principal Financial and Accounting Officer)

