Form 10-Q/A
period 2014-11-30
Sealand Natural Resources Inc
filed 2015-01-22
CIK 1522236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Sealand Natural Resources Inc.’s (the “Company”) Quarterly Report on Form 10-Q/A (this "Amendment") is being filed in response a discovery on January 21, 2015 the Company determined the Statement of Shareholders Equity should not have been included in Company’s Quarterly Report filed on January 20, 2015.

Except for the changes made in connection with this adjustment, no other changes have been made to the Original Quarterly Report. The Original Quarterly Report continues to speak as of the date of the Original Quarterly Report, and we have not updated any other disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Quarterly Report. Currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

SEALAND NATURAL RESOURCES INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

November 30, 2014

2

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

SEALAND NATURAL RESOURCES, INC.
FORMERLY VITAS GROUP, INC.
(A Development Stage Enterprise)
Table of Contents

Balance Sheets:
November 30, 2014 and May 31, 2014	F-2

Statements of Operations:
For the three and six months ended November 30, 2014 and 2013	F-3

Statements of Cash Flows:
For the six months ended November 30, 2014 and 2013	F-4

Notes to Financial Statements	F-5

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

Sealand Natural Resources Inc.

Date: January 22, 2015	By:	/s/ Lars Poulsen
Lars Poulsen
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 22, 2015	By:	/s/ Steve Matteson
Steve Matteson
Chief Financial Officer
(Principal Financial and Accounting Officer)

